Form 10-Q
period 1995-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1995-05-12
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-15538
                            ---------------------------------------------------


               First Capital Income Properties, Ltd. - Series XI
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Illinois                                           36-3364279
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated September 12, 1985, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March  31,
                                                       1995      December 31,
                                                   (Unaudited)       1994
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 10,948,500  $ 10,948,500
 Buildings and improvements                          58,920,400    57,991,600
- ------------------------------------------------------------------------------
                                                     69,868,900    68,940,100
Accumulated depreciation and amortization           (16,850,200)  (16,292,000)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      53,018,700    52,648,100
Cash and cash equivalents                             1,448,300     1,612,600
Restricted certificate of deposit and escrow
 deposits                                                79,700       187,300
Rents receivable                                        457,100       571,500
Other assets (net of accumulated amortization on
 loan acquisition costs of $872,900 and $855,600,
 respectively)                                          361,300       532,100
- ------------------------------------------------------------------------------
                                                    $55,365,100  $ 55,551,600
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 40,723,100  $ 40,369,100
 Front-End Fees loan payable to Affiliate             8,295,200     8,295,200
 Accounts payable and accrued expenses                1,297,100     1,470,000
 Due to Affiliates                                      172,300       112,700
 Security deposits                                      199,300       195,100
 Other liabilities                                       48,500        68,200
- ------------------------------------------------------------------------------
                                                     50,735,500    50,510,300
- ------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                       (293,000)     (288,900)
 Limited Partners (57,621 Units authorized, issued
  and outstanding)                                    4,922,600     5,330,200
- ------------------------------------------------------------------------------
                                                      4,629,600     5,041,300
- ------------------------------------------------------------------------------
                                                    $55,365,100  $ 55,551,600
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                        $(183,100)  $ 15,804,900  $ 15,621,800
Net (loss) for the year ended December
 31, 1994                                (105,800)   (10,474,700)  (10,580,500)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                       (288,900)     5,330,200     5,041,300
Net (loss) for the quarter ended March
 31, 1995                                  (4,100)      (407,600)     (411,700)
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1995                         $(293,000)  $  4,922,600  $  4,629,600
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
- ---------------------------------------------------------------------------
Income:
 Rental                                             $2,615,400  $2,847,300
 Interest                                               13,500       8,700
- ---------------------------------------------------------------------------
                                                     2,628,900   2,856,000
- ---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                            167,700     120,000
  Nonaffiliates                                        927,900     881,900
 Depreciation and amortization                         575,500     665,900
 Property operating:
  Affiliates                                           126,700     132,100
  Nonaffiliates                                        563,800     678,600
 Real estate taxes                                     283,600     379,300
 Insurance--Affiliate                                   36,900      30,400
 Repairs and maintenance                               302,400     388,300
 General and administrative:
  Affiliates                                            20,100      25,400
  Nonaffiliates                                         36,000      40,900
- ---------------------------------------------------------------------------
                                                     3,040,600   3,342,800
- ---------------------------------------------------------------------------
Net (loss)                                          $ (411,700) $ (486,800)
- ---------------------------------------------------------------------------
Net (loss) allocated to General Partner             $   (4,100) $   (4,900)
- ---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $ (407,600) $ (481,900)
- ---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units authorized, issued and outstanding)  $    (7.07) $    (8.36)
- ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1995        1994
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                               $ (411,700) $ (486,800)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              575,500     665,900
  Changes in assets and liabilities:
   Decrease in rents receivable                              114,400       1,100
   Decrease in other assets                                  163,400     181,100
   (Decrease) in accounts payable and accrued expenses      (172,900)    (66,300)
   Increase (decrease) in due to Affiliates                   59,600     (66,000)
   (Decrease) in other liabilities                           (19,700)    (40,400)
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                308,600     188,600
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (928,800)   (228,100)
 Decrease in restricted certificate of deposit and
  escrow deposit                                             107,600
- ---------------------------------------------------------------------------------
    Net cash (used for) investing activities                (821,200)   (228,100)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds of mortgage loan payable                           800,000
 Principal payments on mortgage loans payable               (446,000)   (135,500)
 Payment of loan extension fees                               (9,900)
 Increase in security deposits                                 4,200      12,700
- ---------------------------------------------------------------------------------
    Net cash provided by (used for) financing activities     348,300    (122,800)
- ---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                 (164,300)   (162,300)
Cash and cash equivalents at the beginning of the period   1,612,600   1,452,100
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $1,448,300  $1,289,800
- ---------------------------------------------------------------------------------
Supplemental information:
Interest paid during the period                           $1,077,500  $1,099,700
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement on Form S-11, filed with the Securities and Exchange Commission. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on income or Partners' capital.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. Two of these joint ventures acquired a 100% interest in real property and one acquired a preferred majority interest in real property. In addition, the financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships in which one joint venture owned a 100% interest in a real property prior to its sale on June 29, 1994 and two joint ventures which each owned a preferred majority interest in real property prior to the sales of these properties on June 29, 1994 and December 29, 1994, respectively. These joint ventures are, or were, operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The financial statements also include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party. The joint venture owns a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture is operated under the control of the General Partner. The Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and capital in the financial statements. In accordance with the partnership agreement, cash flow from operations is allocated first, in the amount necessary to provide the Partnership with a cumulative non-compounded return on its capital balance of the joint venture equal to 8.75% per annum, increasing 0.25% each year, up to 11% per annum (the return for 1995 is 10.5%); second, to the venture partner in the amount necessary to provide a noncumulative non-compounded return on its capital balance of the joint venture equal to the percentage return allocable to the Partnership for that year and third, the remaining balance, if any, is allocated 70% to the Partnership and 30% to the venture partner. For the quarter ended March 31, 1995, 100% of Cash Flow was allocated to the Partnership. Net operating profits are allocated first, to the Partnership until the cumulative amount allocated equals the cumulative distributions of the joint venture; second, to the venture partner until the cumulative amount allocated equals his cumulative distributions of the joint venture, and the balance, if any, 70% to the Partnership and 30% to the venture partner. For the quarter ended March 31, 1995, the Partnership was allocated 100% of net operating profits.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Limited Partners. For the quarter ended March 31, 1995, the General Partner was allocated a Net Loss from operations of approximately $4,100.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 were as follows:

                                                         Paid   Payable
- ------------------------------------------------------------------------
Interest expense on Front-End Fees loan
 (Note 3)                                              $157,700 $ 58,100
Property management and leasing fees                    114,000   73,900
Reimbursement of property insurance premiums, at cost      None   36,900
Reimbursement of expenses, at cost:
 (1) Accounting                                           5,900    2,600
 (2) Investor communication                               2,100      800
 (3) Legal                                               12,100     None
- ------------------------------------------------------------------------
                                                       $291,800 $172,300
- ------------------------------------------------------------------------

ANTEC, in the business of designing, engineering, manufacturing and distributing cable television products, which is 53% owned by Itel Corporation, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter ended March 31, 1995 ANTEC paid approximately $115,000 in rent. The Partnership has a 50% joint venture interest in these rents.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership originally borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to repayment to the Unit Holders of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of March 31, 1995, the Partnership had drawn approximately $8,295,200 under the Front-End Fees loan agreement. The interest rate paid on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter ended March 31, 1995 was approximately 8.08%. As of March 31, 1995, the interest rate was 8.125%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 48-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1996 may be borrowed from the Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1997, and shall not be subordinated to repayment to the Unit Holders as discussed above. As of March 31, 1995, the Partnership has not exercised its option to defer the payment of interest on this loan.

4. RESTRICTED ESCROW DEPOSIT:

Restricted escrow deposit at March 31, 1995 represented an amount being held by the mortgage holder of the Regency Park Shopping Center in a non-interest bearing escrow account. This amount is refundable to the Partnership upon this property meeting certain operating requirements as stipulated by the mortgage note.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The Statements of Cash Flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                                      Comparative Cash Flow
                                                         Results For the
                                                      Quarters Ended March
                                                               31,
                                                        1995        1994
- ----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                          $    17,200 $    43,600
Capital Investment                                   $57,621,000 $57,621,000
Annualized return on Capital Investment (Annualized
 Cash Flow / Capital Investment)                           0.12%       0.30%
- ----------------------------------------------------------------------------

Comparisons of Cash Flow and operating results between the periods under comparison are complicated by the sale of the Partnership's 50% interest in Park Central I, II and III ("Park Central") in June 1994 and the two separate sales of the three remaining office buildings situated at Sentry Park East Office Campus ("Sentry East") in April 1994 and December 1994, respectively. Cash Flow and operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives the operating results generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance expenses, interest expense, real estate taxes and insurance are expected to decline as well, but will continue to comprise the significant components of operating results until the final property is sold. Cash Flow results for Park Central and Sentry East for the quarter ended March, 31, 1994 were approximately $34,000 and $800 respectively.

After deducting the operating results of the sold properties for the quarter ended March 31, 1994, Cash Flow increased approximately $8,400 from the quarter ended March 31, 1994 to the quarter ended March 31, 1995. The increase was primarily due to increased operating results at Prentice Plaza, Regency Park Shopping Center ("Regency Park") and Sentry Park West Office Campus ("Sentry West") of approximately $48,800, $27,000 and $21,600, respectively, as well as a decrease in general and administrative expenses of approximately $10,200 primarily as a result of decreases in professional fees, printing and mailing expenses and Indiana state and county taxes. Partially offsetting the increase in Cash Flow was decreased operating results at Marquette Mall and Office Building ("Marquette") and Burlington Office Center I, II and III ("Burlington") of approximately $43,100 and $26,800, respectively, as well as higher financing costs on the Partnership's Front-End Fees loan of approximately $47,700 due to an increase in the variable lending rate.

Rental revenues at Prentice Plaza for the quarters ended March 31, 1995 and 1994 were approximately $306,400 and $272,100, respectively. The increase in 1995 rental revenues was primarily due to an increase in the average quarterly occupancy rate from 92% in 1994 to 97% in 1995. Also contributing to the increase in the operating results for this property were decreases in both repair and maintenance expenses and real estate tax expense of approximately $9,900 each.

Rental revenues at Regency Park for the quarters ended March 31, 1995 and 1994 were approximately $296,200 and $264,300, respectively. The increase in 1995 rental revenues was primarily due to an increase in the average quarterly occupancy rate from 78% in 1994 to 88% in 1995.

Rental revenues at Sentry West for the quarters ended March 31, 1995 and 1994 were approximately $319,100 and $261,500, respectively. The increase in 1995 rental revenues was primarily due to an increase in the average quarterly occupancy rate from 65% in 1994 to 85% in 1995. In addition, contributing to the increase in operating results was a decrease in repair and maintenance expenses of approximately $9,200. Partially offsetting the increase in rental revenues and the decrease in repairs and maintenance was an increase in interest expense of approximately $37,700 on the mortgage loan collateralized by this property due to an increase in the variable lending rate.

Rental revenues at Marquette for the quarters ended March 31, 1995 and 1994 were approximately $934,700 and $992,000, respectively. Although the average quarterly occupancy rate increased slightly from 81% in 1994 to 82% in 1995, rental revenues decreased primarily as a result of certain 1994 tenant expense reimbursements received in 1995 being lower than had been previously estimated. Also impacting the decrease in operating results for Marquette was an increase in mortgage interest expense of approximately $70,200 due to both an increase in the variable lending rate as well as an $800,000 increase in the principal balance of the junior mortgage loan. Partially offsetting the decreases in operating results for this property were decreases of approximately: 1) $38,600 in real estate tax expense; 2) $30,200 in property operating expenses, primarily due to lower utility costs and 3) $15,500 in repair and maintenance expenses.

Rental revenues at Burlington for the quarters ended March 31, 1995 and 1994 were approximately $757,400 and $805,500, respectively. Rental revenues decreased as a result of tenant expense reimbursements being lower in 1995 than had been previously estimated in 1994 as well as a decrease in the average quarterly occupancy rate from 84% in 1994 to 81% in 1995. Partially offsetting the decrease in operating results at Burlington was a decrease of approximately $11,400 in real estate tax expense.

To increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 was primarily the result of payments for capital and tenant improvements and principal payments on mortgage loans payable exceeding the proceeds received on the junior mortgage loan collateralized by Marquette, the net cash provided by operating activities as well as the releases of the restricted certificate of deposit at Regency Park and the escrow deposit at Marquette. The liquid assets of the Partnership as of March 31, 1995, are comprised of amounts held for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased from approximately $188,600 for the quarter ended March 31, 1994 to approximately $308,600 for the quarter ended March 31, 1995. This increase was primarily due to the timing of the receipt of rental revenues and the payment of certain Partnership expenses.

Net cash used for investing activities changed from approximately $228,100 for the quarter ended March 31, 1994 to approximately $821,200 for the quarter ended March 31, 1995. This change was primarily due to an increase in cash used for capital and tenant improvements partially offset by the releases of the restricted certificate of deposit at Regency Park and the escrow deposit at Marquette.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements. During the quarter ended March 31, 1995, the Partnership spent approximately $928,800 for building and tenant improvements. Of this amount, $600,000 relates to the refurbishment and modernizing of one of the major department stores at Marquette which was funded by proceeds received on the junior mortgage loan collateralized by Marquette. In addition, the Partnership anticipates spending approximately $750,000 during the remainder of 1995. Included in this remaining amount are building and tenant improvements for: 1) Sentry West of approximately $250,000; 2) Marquette of approximately $175,000; 3) Burlington of approximately $150,000; 4) Regency Park of approximately $100,000 and 5) Prentice Plaza of approximately $75,000. The General Partner believes these improvements will be necessary to improve and/or maintain occupancy levels at these properties.

On June 24, 1994, the joint venture which owns Regency Park, in which the Partnership has a 50% interest, invested $150,000 in a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant which occupies 40,150 leasable square feet at Regency Park. This amount, of which the Partnership's share was $75,000, was reimbursed to the new tenant during the quarter ended March 31, 1995 as compliance with the lease section pertaining to this construction allowance was completed. As of April 1, 1995, this letter of credit has expired.

Restricted escrow deposits at December 31, 1994 included approximately $32,600, which represented an amount being held by the lender of the junior mortgage loan collateralized by Marquette. The amount in escrow was being funded to the Partnership for certain tenant improvements at Marquette provided that the Partnership matched these funds dollar for dollar. This escrow was released to the Partnership in February 1995.

Net cash (used for) provided by financing activities changed from approximately ($122,800) for the quarter ended March 31, 1994 to approximately $348,300 for the quarter ended March 31, 1995. This change was primarily due to the $800,000 in proceeds received on the junior mortgage loan collateralized by Marquette partially offset by an increase in principal payments made on mortgage loans payable.

In 1993 the joint venture which owns Sentry West, in which the Partnership has a 50% interest, entered into a letter agreement whereby the joint venture which owns Sentry West obtained consent from the lender to terminate the lease agreement with a tenant at Sentry West in order that this tenant may purchase and occupy one of the five buildings at Sentry East. Pursuant to this agreement, the joint venture was obligated to pay the lender 50% of the excess net sale proceeds over $1,300,000 from the sales of the remaining four buildings at Sentry East for principal paydowns. On December 29, 1994 the remaining two buildings at Sentry East were sold and the joint venture paid the lender approximately $598,700, of which the Partnership's share was approximately $299,300, in January 1995 from the net proceeds received from the sales of these two buildings.

The mortgage loans collateralized by Prentice Plaza and Regency Park are both scheduled to mature on January 1, 1996. The General Partner is currently attempting to refinance these properties in order to satisfy the total principal balances expected to be outstanding at the time of maturity of approximately $12,042,100. The General Partner believes that refinancing the mortgage loans should be feasible. However, in light of the current real estate lending environment, there can be no assurance that such refinancings will be accomplished.

Because of the anticipated capital expenditures in 1995, the maturity of the mortgage loans collateralizing Regency Park and Prentice Plaza in January 1996 and the cash requirements during the next several years, the Partnership will continue to supplement working capital reserves with any Cash Flow earned by the Partnership. Accordingly, no distributions of Cash Flow will be made until these needs are met. The General Partner continues to review various other cash sources available to the Partnership, which include the possible refinancing or sale of certain other real property interests and potential borrowings from Affiliates. However, no assurance can be given as to the timing or successful completion of any further transactions. The General Partner currently believes that the working capital reserves, Cash Flow to be earned, additional proceeds to be received from any sales or dispositions of properties or any mortgage loan modifications or extensions, as well as the option to defer payment of interest on the Front-End Fees loan (see Note 3 in Notes to Financial Statements), are sufficient to cover the planned expenditures for 1995 and any other cash or liquidity requirements that can be reasonably foreseen.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedule

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


               ERR      By:  /s/        DOUGLAS CROCKER II
                             ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer

                        By:  /s/         NORMAN M. FIELD
               ERR           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer