Form 10-Q
period 1995-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1995-08-14
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            June 30, 1995
       For the period ended ____________________________________________________

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

                                                     0-15538
       Commission File Number: _________________________________________________


               First Capital Income Properties, Ltd. - Series XI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               36-3364279
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
      (Address of principal executive offices)                   (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    June 30,
                                                      1995      December 31,
                                                   (Unaudited)      1994
----------------------------------------------------------------------------

ASSETS
Investment in commercial rental properties:
 Land                                              $10,948,500  $10,948,500
 Buildings and improvements                         59,015,200   57,991,600
----------------------------------------------------------------------------
                                                    69,963,700   68,940,100
Accumulated depreciation and amortization          (17,413,000) (16,292,000)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     52,550,700   52,648,100
Cash and cash equivalents                            1,281,800    1,612,600
Restricted certificate of deposit and escrow
 deposits                                               79,700      187,300
Rents receivable                                       544,600      571,500
Other assets (net of accumulated amortization on
 loan acquisition costs of $891,400 and $855,600,
 respectively)                                         262,200      532,100
----------------------------------------------------------------------------
                                                   $54,719,000  $55,551,600
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $40,573,400  $40,369,100
 Front-End Fees loan payable to Affiliate            8,295,200    8,295,200
 Accounts payable and accrued expenses               1,193,500    1,470,000
 Due to Affiliates                                     126,900      112,700
 Security deposits                                     208,100      195,100
 Other liabilities                                      68,400       68,200
----------------------------------------------------------------------------
                                                    50,465,500   50,510,300
----------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                      (296,800)    (288,900)
 Limited Partners (57,621 Units authorized, issued
  and outstanding)                                   4,550,300    5,330,200
----------------------------------------------------------------------------
                                                     4,253,500    5,041,300
----------------------------------------------------------------------------
                                                   $54,719,000  $55,551,600
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                      General     Limited
                                      Partner     Partners       Total
---------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                     $(183,100) $ 15,804,900  $ 15,621,800
Net (loss) for the year ended
 December 31, 1994                    (105,800)  (10,474,700)  (10,580,500)
---------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994                    (288,900)    5,330,200     5,041,300
Net (loss) for the six months ended
 June 30, 1995                          (7,900)     (779,900)     (787,800)
---------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1995                       $(296,800) $  4,550,300  $  4,253,500
---------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
---------------------------------------------------------------------------
Income:
 Rental                                             $2,671,100  $2,808,300
 Interest                                               16,600      10,200
---------------------------------------------------------------------------
                                                     2,687,700   2,818,500
---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                            169,400     136,700
  Nonaffiliates                                        934,700     905,200
 Depreciation and amortization                         581,300     675,500
 Property operating:
  Affiliates                                           149,700     142,100
  Nonaffiliates                                        488,000     528,400
 Real estate taxes                                     336,400     333,200
 Insurance--Affiliate                                   20,700      48,600
 Repairs and maintenance                               315,900     365,000
 General and administrative:
  Affiliates                                             7,100       9,200
  Nonaffiliates                                         60,600      49,200
 Loss on sale of property                                          101,500
---------------------------------------------------------------------------
                                                     3,063,800   3,294,600
---------------------------------------------------------------------------
Net (loss)                                          $ (376,100) $ (476,100)
---------------------------------------------------------------------------
Net (loss) allocated to General Partner             $   (3,800) $   (4,800)
---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $ (372,300) $ (471,300)
---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units authorized, issued and outstanding)  $    (6.46) $    (8.18)
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1995        1994
---------------------------------------------------------------------------
Income:
 Rental                                             $5,286,500  $5,655,600
 Interest                                               30,100      18,900
---------------------------------------------------------------------------
                                                     5,316,600   5,674,500
---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                            337,100     256,700
  Nonaffiliates                                      1,862,600   1,787,100
 Depreciation and amortization                       1,156,800   1,341,400
 Property operating:
  Affiliates                                           285,600     286,100
  Nonaffiliates                                      1,042,700   1,195,200
 Real estate taxes                                     620,000     712,500
 Insurance--Affiliate                                   57,600      79,000
 Repairs and maintenance                               618,300     753,300
 General and administrative:
  Affiliates                                            15,100      16,900
  Nonaffiliates                                        108,600     107,700
 Loss on sale of property                                          101,500
---------------------------------------------------------------------------
                                                     6,104,400   6,637,400
---------------------------------------------------------------------------
Net (loss)                                          $ (787,800) $ (962,900)
---------------------------------------------------------------------------
Net (loss) allocated to General Partner             $   (7,900) $   (9,600)
---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners            $ (779,900) $ (953,300)
---------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units authorized, issued and outstanding)  $   (13.53) $   (16.54)
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1995         1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                         $  (787,800) $  (962,900)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
 Depreciation and amortization                        1,156,800    1,341,400
 Loss on sale of property                                            101,500
 Changes in assets and liabilities:
  Decrease in rents receivable                           26,900       36,900
  Decrease in other assets                              267,000      342,800
  (Decrease) in accounts payable and accrued
   expenses                                            (276,500)    (349,800)
  Increase (decrease) in due to Affiliates               14,200     (107,400)
  Increase (decrease) in other liabilities                  200      (33,500)
-----------------------------------------------------------------------------
   Net cash provided by operating activities            400,800      369,000
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of commercial rental property                 4,106,100
 Payments for capital and tenant improvements        (1,023,600)    (567,200)
 Maturity of (investment in) restricted certificate
  of deposit                                             75,000      (75,000)
 Decrease in restricted escrow deposit                   32,600
-----------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                         (916,000)   3,463,900
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds of mortgage loan payable                      800,000
 Principal payments on mortgage loans payable          (595,700)  (3,865,600)
 Payment of loan extension fees                         (32,900)
 Increase (decrease) in security deposits                13,000      (22,600)
-----------------------------------------------------------------------------
   Net cash provided by (used for) financing
    activities                                          184,400   (3,888,200)
-----------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents            (330,800)     (55,300)
Cash and cash equivalents at the beginning of the
 period                                               1,612,600    1,453,300
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $ 1,281,800  $ 1,398,000
-----------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period       $   329,500  $   292,100
-----------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period   $ 1,863,000  $ 1,855,500
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income, net (loss) or Partners' capital.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. Two of the 50% joint ventures were formed for the purpose of each acquiring a 100% interest in real property and one of the 50% joint ventures was formed for the purpose of acquiring a preferred majority interest in real property. In addition, the financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships, one of which was formed for the purpose of acquiring a 100% interest in a real property (subsequently sold on June 29, 1994) and two of which were formed for the purpose of each acquiring a preferred majority interest in real property (subsequently sold on June 29, 1994 and December 29, 1994, respectively). These joint ventures are, or were, operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The financial statements also include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party. The joint venture owns a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture is operated under the control of the General Partner. The Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and capital in the financial statements. Cash flow from operations (as defined by general partnership agreement) is allocated first, in the amount necessary to provide the Partnership with a cumulative non-compounded return on its net invested capital balance of the joint venture equal to 8.75% per annum, increasing 0.25% each year, up to a maximum of 11% per annum (the return for 1995 is 10.5%); second, to the venture partner in the amount necessary to provide a noncumulative non-compounded return on its net invested capital balance of the joint venture equal to the percentage return allocable to the Partnership for that year and third, the remaining balance, if any, is allocated 70% to the Partnership and 30% to the venture partner. For the quarter and six months ended June 30, 1995, 100% of cash flow (as defined by the general partnership agreement) was allocated to the Partnership. Net operating profits are allocated first, to the Partnership until the cumulative amount allocated equals the cumulative distributions of the joint venture; second, to the venture partner until the cumulative amount allocated equals his cumulative distributions of the joint venture, and the balance, if any, 70% to the Partnership and 30% to the venture partner. For the quarter and six months ended June 30, 1995, the Partnership was allocated 100% of net operating profits.

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

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale or disposition of a Partnership property) shall be allocated 1% to the General Partner and 99% to the Limited Partners. For the quarter and six months ended June 30, 1995, the General Partner was allocated a Net Loss from operations of approximately $3,800 and $7,900, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
------------------------------------------------------------------------------
Interest expense on Front-End Fees loan (Note 3)  $171,800  $329,500  $ 55,700
Property management and leasing fees               130,000   244,000    65,300
Reimbursement of property insurance premiums, at
 cost                                               52,900    52,900      None
Reimbursement of expenses, at cost:
 (1) Accounting                                      3,300     9,200     5,000
 (2) Investor communication                          1,300     3,400       900
 (3) Legal                                          29,900    42,000      None
------------------------------------------------------------------------------
                                                  $389,200  $681,000  $126,900
------------------------------------------------------------------------------

ANTEC, in the business of designing, engineering, manufacturing and distributing cable television products, which is 53% owned by Itel Corporation, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1995 ANTEC paid approximately $89,200 and $204,200, respectively, in rent. The Partnership has a 50% joint venture interest in these rents. The rents paid by ANTEC are comparable to those paid by other tenants at Prentice Plaza.

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

As of June 30, 1995, the Partnership had drawn approximately $8,295,200 under the Front-End Fees loan agreement. The interest rate paid on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and six months ended June 30, 1995 was approximately 8.17% and 8.13%, respectively. As of June 30, 1995, the interest rate was 8.0625%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 48-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1996 may be borrowed from the Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1997, and shall not be subordinated to repayment to the Unit Holders as discussed above. As of June 30, 1995, the Partnership has not exercised its option to defer the payment of interest on this loan.

4. RESTRICTED ESCROW DEPOSIT:
Restricted escrow deposit at June 30, 1995 represented an amount being held by the mortgage holder of the Regency Park Shopping Center in a non-interest bearing escrow account. This amount is refundable to the Partnership upon this property meeting certain operating requirements as stipulated by the mortgage note.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results (a)
                        For the Quarters       For the Six Months
                             Ended                    Ended
                       6/30/95     6/30/94     6/30/95     6/30/94
-------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE
 BUILDING
Rental revenues      $ 1,079,500  $1,069,500  $2,014,200  $2,061,500
-------------------------------------------------------------------------
Property net income
 (loss)              $    29,000  $   15,500  $  (12,600) $  (16,000)
-------------------------------------------------------------------------
Average occupancy            82%         80%         82%         81%
-------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II
 AND III
Rental revenues      $   707,700  $  741,800  $1,465,200  $1,547,300
-------------------------------------------------------------------------
Property net income  $    34,600  $    3,500  $   65,900  $   36,600
-------------------------------------------------------------------------
Average occupancy            78%         86%         80%         85%
-------------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS
Rental revenues      $   344,600  $  279,100  $  663,700  $  540,600
-------------------------------------------------------------------------
Property net (loss)  $   (78,400) $  (85,300) $ (196,600) $ (207,600)
-------------------------------------------------------------------------
Average occupancy            86%         76%         86%         71%
-------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER
Rental revenues      $   296,900  $  259,000  $  593,100  $  523,200
-------------------------------------------------------------------------
Property net (loss)  $   (37,500) $  (72,000) $  (75,300) $ (147,500)
-------------------------------------------------------------------------
Average occupancy            88%         78%         88%         78%
-------------------------------------------------------------------------
PRENTICE PLAZA
Rental revenues      $   242,400  $  268,800  $  548,700  $  540,900
-------------------------------------------------------------------------
Property net (loss)  $   (88,500) $  (55,600) $ (109,100) $ (126,100)
-------------------------------------------------------------------------
Average occupancy            97%         91%         97%         92%
-------------------------------------------------------------------------
PARK CENTRAL OFFICE PARK I, II
 AND III (B)
Rental revenues                   $  161,500              $  359,800
-------------------------------------------------------------------------
Property net income
 (loss)                           $    4,900              $   (3,900)
-------------------------------------------------------------------------
Average occupancy                        72%                     72%
-------------------------------------------------------------------------
SENTRY PARK EAST OFFICE CAMPUS
 (C)
Rental revenues                   $   28,700              $   82,300
-------------------------------------------------------------------------
Property net (loss)               $   (8,800)             $  (14,300)
-------------------------------------------------------------------------
Average occupancy                        59%                     47%
-------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owed by the Partnership.
(b) On June 29, 1994, the joint ventures which owned Park Central Office Park I, II and III ("Park Central"), in which the Partnership had a 50% interest, sold Park Central. The property net income (loss) excludes the loss on sale reported by the Partnership of approximately $4,654,100 as $4,550,000 was recorded in 1992 and 1993 as provisions for value impairment and the remaining $101,500 is included in the operating section of the Statements of Income and Expenses for the quarter and six months ended June 30, 1994.
(c) On April 22, 1994, the joint venture which owned Sentry Park East Office Campus ("Sentry East"), in which the Partnership has a 50% interest, sold one of the remaining three office buildings situated in this office campus. The property net (loss) excludes the loss on sale reported by the Partnership of approximately $280,700 as the loss on sale was previously recorded as part of the provision for value impairment in 1992. In addition, on December 29, 1994, the joint venture which owned Sentry East sold the remaining two office buildings situated in this office campus.

Net (loss) for the Partnership for the quarter and six months ended June 30, 1995 decreased by approximately $100,000 and $175,100, respectively, when compared to the quarter and six months ended June 30, 1994. The comparison of operating results between the periods is complicated by the sales of Park Central and Sentry East. The sales of these properties accounted for the significant decreases in rental income, property operating expenses, interest expense, repairs and maintenance expenses, real estate taxes and insurance. Net
(loss), exclusive of the results of Park Central and Sentry East, increased approximately $5,200 or 1% for the quarter ended June 30, 1995 when compared to the quarter ended June 30, 1994. Net (loss), exclusive of the results of Park Central and Sentry East for the six months ended June 30, 1995 decreased approximately $57,500 or 7%, when compared to the six months ended June 30, 1994. The decrease in net (loss) for the six months ended June 30, 1995 was primarily due to: 1) decreases in depreciation and amortization expense; 2) decreases in real estate tax expense; 3) increases in rental revenues; 4) decreases in repairs and maintenance expense; 5) decreases in insurance expense and 6) an increase in interest income earned on short-term investments of approximately $8,700 or 111% and $14,900 or 97%, respectively, due to an increase in the funds available for investment and higher average yields earned on these investments. Partially offsetting the decrease in net (loss) was an increase in interest expense. In addition to these factors, increases in property operating expenses as well as general and administrative expenses of approximately $9,300 or 16% primarily due to an increase in printing and mailing expenses, contributed to the slight increase in the quarterly net
(loss).

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

Rental revenues increased approximately $53,000 or 2% and $71,400 or 1%, respectively, for the quarter and six months ended June 30, 1995 when compared the same quarterly and six month period in 1994. Factors which contributed to the increases in rental revenues were increases in base rents at Sentry Park West Office Campus ("Sentry West"), Regency Park Shopping Center ("Regency Park"), Prentice Plaza and Marquette Mall and Office Building ("Marquette") primarily due to the increases in average occupancy rates. In addition, an increase in percentage rents at Marquette contributed to the increase in rental revenues. Partially offsetting the increases in rental revenues were decreases in: 1) tenant expense reimbursements at Marquette and Burlington as a result of certain 1994 tenant expense reimbursements received in 1995 being lower than had been previously estimated; 2) base rents at Burlington due to decreases in average occupancy rates and 3) tenant expense reimbursements at Prentice Plaza due to the issuance of a partial refund to tenants in 1995 of previously billed 1994 expense reimbursements.

Depreciation and amortization expense decreased approximately $46,200 or 7% and $87,500 or 7%, respectively, for the quarterly and six month periods under comparison primarily as a result of the provisions for value impairment recorded at Marquette and Burlington as of December 31, 1994.

Real estate tax expenses decreased approximately $20,000 or 6% and $77,100 or 11%, respectively, during the periods under comparison. The primary factors which contributed to these decreases were a lower projected tax rate at Marquette and a lower expense at Burlington as the result of the General Partner's successful protest in 1993 which has resulted in reduced billings in subsequent periods.

Repair and maintenance expenses decreased approximately $5,600 or 2% and $40,400 or 6%, respectively, during the periods under comparison. The decreases were primarily due to expenditures made in 1994 at Marquette and Burlington to enhance the appearance of these properties.

Insurance expense decreased approximately $16,200 or 44% and $15,000 or 21%, respectively, during the quarter and six months ended June 30, 1995, when compared to the prior year periods. The decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

Interest expense increased approximately $113,700 or 11% and $251,500 or 13%, respectively, during the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The increases were primarily due to an increase in the principal balance on the junior mortgage loan collateralized by Marquette as well as increases in the variable interest rates on the mortgage loans collateralized by Marquette, Sentry West and the Partnership's Front-End Fees loan.

To increase and or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early lease renewal of existing tenants and addressing any

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined by the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principals ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP, is not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and the Statements of Cash Flows.

                                                      Comparative Cash Flow
                                                             Results
                                                       For the Six Months
                                                              Ended
                                                       6/30/95     6/30/94
-----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                           $  72,700  $   206,500
Items of reconciliation:
 Principal payments on mortgage loans payable           296,300      273,500
 Decrease in current assets                             293,900      379,700
 (Decrease) in current liabilities                     (262,100)    (490,700)
-----------------------------------------------------------------------------
Net cash provided by operating activities             $ 400,800  $   369,000
-----------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(916,000) $ 3,463,900
-----------------------------------------------------------------------------
Net cash provided by (used for) financing activities  $ 184,400  $(3,888,200)
-----------------------------------------------------------------------------

The decrease in Cash Flow (as defined by the Partnership Agreement) of approximately $133,800 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to an increase in debt service payments on the Partnership's variable rate mortgage loans and the Front-End Fees loan partially offset by the decrease in the net (loss) for the reasons previously discussed, exclusive of the decrease in depreciation and amortization expense and the loss on the sale of Park Central.

The decrease in the Partnership's cash position as of June 30, 1995 when compared to December 31, 1994 was primarily the result of payments for capital and tenant improvements and principal payments on mortgage loans payable exceeding the proceeds received on the junior mortgage loan collateralized by Marquette, the net cash provided by operating activities as well as the releases of the restricted certificate of deposit at Regency Park and the escrow deposit at Marquette. The liquid assets of the Partnership as of June 30, 1995, were comprised of undistributed Sale and Refinancing Proceeds as well as cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities increased approximately $31,800 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. This increase was primarily due to the timing of the collection of tenant's rental payments.

Net cash (used for) provided by investing activities changed approximately ($4,379,900) for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994. This change was primarily due to the sale proceeds received on the sales of Park Central and Sentry East in 1994 and an increase in 1995 in the cash used for capital and tenant improvements, partially offset by the releases in 1995 of the restricted certificate of deposit collateralizing the letter of credit at Regency Park and the restricted escrow deposit at Marquette.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements. During the six months ended June 30, 1995, the Partnership spent $1,023,600 for building and tenant improvements. Of this amount, $600,000 relates to the refurbishment and modernization of one of the major department stores at Marquette which was funded by proceeds received on the junior mortgage loan collateralized by Marquette. In addition, the Partnership anticipates spending approximately $620,000 during the remainder of 1995. Included in this remaining amount are building and tenant improvements for: 1) Sentry West of approximately $200,000;
2) Marquette of approximately $140,000; 3) Burlington of approximately $140,000; 4) Regency Park of approximately $90,000 and 5) Prentice Plaza of approximately $50,000. The General Partner believes these improvements are necessary in order to maintain the occupancy levels in very competitive markets, as well as to maximize rental rates charged to new and renewing tenants.

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

Restricted escrow deposits at December 31, 1994 included approximately $32,600, which represented an amount being held by the holder of the junior mortgage loan collateralized by Marquette. The amount in escrow was being funded to the Partnership for certain tenant improvements at Marquette provided that the Partnership matched these funds dollar for dollar. This escrow was released to the Partnership in February 1995.

Net cash provided by (used for) financing activities changed approximately $4,072,600 for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. This change was primarily due to the payoff in 1994 of the mortgage loan collateralized by Park Central I and II from the sale proceeds of Park Central, as previously discussed, $800,000 in proceeds received in 1995 on the junior mortgage loan collateralized by Marquette and the increase in 1995 security deposits, partially offset by an increase in 1995 in principal payments made on mortgage loans payable.

In 1993 the joint venture which owns Sentry West, in which the Partnership has a 50% interest, entered into a letter agreement whereby the joint venture which owns Sentry West obtained consent from the lender to terminate the lease agreement with a tenant at Sentry West in order that this tenant may purchase and occupy one of the five buildings at Sentry East. Pursuant to this agreement, the joint venture was obligated to pay the lender 50% of the excess net sale proceeds over $1,300,000 from the sales of the remaining four buildings at Sentry East as principal paydowns. On December 29, 1994 the remaining two buildings at Sentry East were sold and the joint venture paid the lender approximately $598,700, of which the Partnership's share was approximately $299,300, in January 1995 from the net proceeds received from the sales of these two buildings.

The mortgage loan collateralized by Regency Park is scheduled to mature on December 31, 1995. The General Partner has initiated discussions with the current lender with the intent of extending and or modifying the current loan. However, there can be no assurance that the General Partner will be successful in these discussions.

The mortgage loan collateralized by Prentice Plaza is scheduled to mature on December 31, 1995. The General Partner is currently attempting to refinance this property in order to satisfy the total $4,125,000 principal balance expected to be outstanding at the time of maturity. The General Partner believes that refinancing the mortgage loan should be feasible, however, there can be no assurance that such refinancings will be accomplished.

Because of the anticipated capital expenditures in 1995, the maturity of the mortgage loans collateralizing Regency Park and Prentice Plaza on December 31, 1995 and the cash requirements during the next several years, the Partnership will continue to supplement working capital reserves with all net cash from operations earned by the Partnership. Accordingly, no distributions of Cash Flow (as defined by the Partnership Agreement) will be made until these needs are met. The General Partner continues to review various other cash sources available to the Partnership, which include the possible refinancing or sale of certain other real property interests. However, no assurance can be given as to the timing or successful completion of any further transactions. The General Partner believes that the amount of cash retained for future cash requirements, additional proceeds to be received from any sales or dispositions of properties or any mortgage loan modifications or extensions, as well as the option to defer payment of interest and the borrowing back of previously paid interest on the Front-End Fees loan (see Note 3 in Notes to Financial Statements), are sufficient to cover the planned expenditures for 1995 and any other cash or liquidity requirements that can be reasonably foreseen.

                          PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

           (a) Exhibits:  Financial Data Schedule

           (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER



Date:  August 14, 1995        By: /s/          DOUGLAS CROCKER II
       ---------------            ---------------------------------------------
                                               DOUGLAS CROCKER II
                                      President and Chief Executive Officer



Date:  August 14, 1995        By: /s/           NORMAN M. FIELD
       ---------------            ---------------------------------------------
                                                NORMAN M. FIELD
                                      Vice President - Finance and Treasurer