Form 10-Q
period 1995-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1995-11-14
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the period ended                September 30, 1995
                          ------------------------------------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                     to
                                    ---------------------  ---------------------
      Commission File Number:                         0-15538
                             ---------------------------------------------------


               First Capital Income Properties, Ltd. - Series XI
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                            36-3364279
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
-------------------------------------------------------      --------------
     (Address of principal executive offices)                  (Zip Code)

                                (312)  207-0020
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1995       December 31,
                                                   (Unaudited)       1994
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 10,948,500   $ 10,948,500
 Buildings and improvements                         59,788,600     57,991,600
------------------------------------------------------------------------------
                                                    70,737,100     68,940,100
Accumulated depreciation and amortization          (17,989,500)   (16,292,000)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     52,747,600     52,648,100
Cash and cash equivalents                              995,500      1,612,600
Restricted certificate of deposit and escrow
 deposits                                               79,700        187,300
Rents receivable                                       616,600        571,500
Other assets (net of accumulated amortization on
 loan acquisition costs of $911,500 and
 $855,600, respectively)                               511,000        532,100
------------------------------------------------------------------------------
                                                  $ 54,950,400   $ 55,551,600
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                           $ 40,620,600   $ 40,369,100
 Front-End Fees loan payable to Affiliate            8,295,200      8,295,200
 Accounts payable and accrued expenses               1,392,300      1,470,000
 Due to Affiliates                                     143,300        112,700
 Security deposits                                     200,100        195,100
 Other liabilities                                     700,900         68,200
------------------------------------------------------------------------------
                                                    51,352,400     50,510,300
------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                      (303,300)      (288,900)
 Limited Partners (57,621 Units authorized,
  issued and outstanding)                            3,901,300      5,330,200
------------------------------------------------------------------------------
                                                     3,598,000      5,041,300
------------------------------------------------------------------------------
                                                  $ 54,950,400   $ 55,551,600
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                 General     Limited
                                 Partner     Partners       Total
----------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                $(183,100) $ 15,804,900  $ 15,621,800
Net (loss) for
 the year ended
 December 31, 1994               (105,800)  (10,474,700)  (10,580,500)
----------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1994               (288,900)    5,330,200     5,041,300
Net (loss) for
 the nine
 months ended September 30,
 1995                             (14,400)   (1,428,900)   (1,443,300)
----------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1995             $(303,300)   $3,901,300    $3,598,000
----------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995        1994
--------------------------------------------------------------------------
Income:
 Rental                                            $2,489,300  $2,679,300
 Interest                                              12,600      15,300
--------------------------------------------------------------------------
                                                    2,501,900   2,694,600
--------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                                            168,700     151,400
 Nonaffiliates                                        929,700     876,900
 Depreciation and amortization                        596,600     638,300
 Property operating:
 Affiliates                                           160,800     120,200
 Nonaffiliates                                        595,200     564,400
 Real estate taxes                                    334,100     361,600
 Insurance--Affiliate                                  26,700      38,600
 Repairs and maintenance                              294,700     293,600
 General and administrative:
 Affiliates                                            16,000      17,200
 Nonaffiliates                                         34,900      49,600
--------------------------------------------------------------------------
                                                    3,157,400   3,111,800
--------------------------------------------------------------------------
Net (loss)                                         $ (655,500) $ (417,200)
--------------------------------------------------------------------------
Net (loss) allocated to General Partner            $   (6,600) $   (4,200)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $ (648,900) $ (413,000)
--------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units issued and outstanding)             $   (11.26) $    (7.17)
--------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995         1994
----------------------------------------------------------------------------
Income:
 Rental                                            $ 7,775,800  $ 8,334,900
 Interest                                               42,700       34,200
----------------------------------------------------------------------------
                                                     7,818,500    8,369,100
----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                                             505,800      408,100
 Nonaffiliates                                       2,792,300    2,664,000
 Depreciation and amortization                       1,753,400    1,979,700
 Property operating:
 Affiliates                                            446,400      406,300
 Nonaffiliates                                       1,637,900    1,759,600
 Real estate taxes                                     954,100    1,074,100
 Insurance--Affiliate                                   84,300      117,600
 Repairs and maintenance                               913,000    1,046,900
 General and administrative:
 Affiliates                                             31,100       34,100
 Nonaffiliates                                         143,500      157,300
 Loss on sale of property                                           101,500
----------------------------------------------------------------------------
                                                     9,261,800    9,749,200
----------------------------------------------------------------------------
Net (loss)                                         $(1,443,300) $(1,380,100)
----------------------------------------------------------------------------
Net (loss) allocated to General Partner            $   (14,400) $   (13,800)
----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $(1,428,900) $(1,366,300)
----------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units issued and outstanding)             $    (24.80) $    (23.71)
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1995         1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                            $(1,443,300) $(1,380,100)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
 Depreciation and amortization                           1,753,400    1,979,700
 Loss on sale of property                                               101,500
 Changes in assets and liabilities:
  (Increase) decrease in rents receivable                  (45,100)      20,700
  (Increase) decrease in other assets                       (1,900)      88,500
  (Decrease) in accounts payable and accrued expenses      (77,700)     (48,900)
  Increase (decrease) in due to Affiliates                  30,600     (112,500)
  Increase in other liabilities                             32,700       15,800
--------------------------------------------------------------------------------
   Net cash provided by operating activities               248,700      664,700
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of commercial rental property                    4,106,100
 Payments for capital and tenant improvements           (1,197,000)    (696,000)
 Maturity of (investment in) restricted certificate
  of deposit                                                75,000      (75,000)
 Decrease in restricted escrow deposit                      32,600
--------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                          (1,089,400)   3,335,100
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loans payable                    1,000,000      307,700
 Principal payments on mortgage loans payable             (748,500)  (4,000,200)
 Payment of loan extension fees                            (32,900)
 Increase (decrease) in security deposits                    5,000      (23,100)
--------------------------------------------------------------------------------
   Net cash provided by (used for) financing
    activities                                             223,600   (3,715,600)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (617,100)     284,200
Cash and cash equivalents at the beginning of the
 period                                                  1,612,600    1,453,300
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $   995,500  $ 1,737,500
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period          $   499,500  $   440,100
--------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period      $ 2,790,700  $ 2,782,500
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net (loss) or Partners' capital (deficit).

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. Two of these joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and one of these joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. In addition, the 1994 financial statements included the Partnership's 50% interest in three joint ventures with Affiliated partnerships, one of which was formed for the purpose of acquiring a 100% interest in certain real property and two of which were formed for the purpose of each acquiring a preferred majority interest in certain real property. These joint ventures were operated under the common control of the General Partner prior to the sales of the properties. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The financial statements also include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party (the "Venture Partner"). The joint venture owns a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture is operated under the control of the General Partner. The Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and capital in the financial statements. Cash flow from operations (as defined in the general partnership agreement) is distributed first, in the amount necessary to provide the Partnership with a cumulative non-compounded return on its net invested capital balance of the joint venture equal to 8.75% per annum, increasing 0.25% each year, up to a maximum of 11% per annum (the return for 1995 is 10.5%); second, to the Venture Partner in the amount necessary to provide a noncumulative non-compounded return on its net invested capital balance of the joint venture equal to the percentage return allocable to the Partnership for that year and third, the remaining balance, if any, is distributed 70% to the Partnership and 30% to the Venture Partner. For the quarter and nine months ended September 30, 1995, 100% of cash flow (as defined in the general partnership agreement) was distributed to the Partnership. Net operating profits are allocated first, to the Partnership until the cumulative amount allocated equals the cumulative distributions of the joint venture; second, to the venture partner until the cumulative amount allocated equals his cumulative distributions of the joint venture, and the balance, if any, 70% to the Partnership and 30% to the venture partner. For the quarter and nine months ended September 30, 1995, the Venture Partner was not allocated any net operating profits or losses.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale or disposition of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Unit Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Unit Holders with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Unit Holder in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Unit Holder with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Unit Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Unit Holders with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Unit Holders. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1995, the General Partner was allocated a Net Losses of $6,600 and $14,400, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                        Paid
                                                --------------------
                                                Quarter  Nine Months Payable
-----------------------------------------------------------------------------
 Interest expense on Front-End Fees loan (Note
  3)                                            $170,000 $  499,500  $ 54,400
 Property management and leasing fees            126,400    370,400    74,800
 Reimbursement of property insurance premiums,
  at cost                                         26,700     79,600      None
 Reimbursement of expenses, at cost:
 (1) Accounting                                    6,300     15,500     7,400
 (2) Investor communication                        1,200      4,600     6,700
 (3) Legal                                        26,700     68,700      None
-----------------------------------------------------------------------------
                                                $357,300 $1,038,300  $143,300
-----------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), in the business of designing, engineering, manufacturing and distributing cable television products, and is 30% owned by Anixter International, Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1995, ANTEC paid $108,800 and $312,100, respectively, in rent. The Partnership owns a 50% joint venture interest in these rents. The rents paid by ANTEC are comparable to those paid by other tenants at Prentice Plaza.

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

As of September 30, 1995, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate paid on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and nine months ended September 30, 1995 was 8.14% and 8.13%, respectively. As of September 30, 1995, the interest rate was 7.875%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 48-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1996 may be borrowed from the Affiliate of the General Partner. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1997, and shall not be subordinated to repayment to the Unit Holders as discussed above. As of September 30, 1995, the Partnership has not exercised its option to defer the payment of interest on this loan.

4. RESTRICTED ESCROW DEPOSIT:

Restricted escrow deposit at September 30, 1995 represented $159,400, of which the Partnership's share has 50%, being held by the mortgage holder of the Regency Park Shopping Center in a non-interest bearing escrow account. The Partnership's share is refundable to the Partnership upon this property meeting certain operating requirements as disclosed in the mortgage note.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated to compare between periods. Results of operations and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined in the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes the results generated from such real property interests. Accordingly, rental income, interest expense, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline, but will continue to comprise the significant components of operations and cash flows (as defined by GAAP) as well as Cash Flow (as defined in the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of repayment of mortgage loans payable, making capital improvements and incurring leasing costs at the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                Comparative Operating Results (a)
                              For the Quarters      For the Nine Months
                                   Ended                   Ended
                             9/30/95    9/30/94     9/30/95     9/30/94
--------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $ 974,100  $1,064,300  $2,988,300  $3,125,800
--------------------------------------------------------------------------
Property net (loss)         $(113,600) $   (6,800) $ (126,200) $  (22,800)
--------------------------------------------------------------------------
Average occupancy                 82%         81%         82%         81%
--------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $ 575,300  $  757,400  $2,040,500  $2,304,700
--------------------------------------------------------------------------
Property net (loss) income  $(151,100) $    1,200  $  (85,200) $   37,800
--------------------------------------------------------------------------
Average occupancy                 68%         88%         76%         86%
--------------------------------------------------------------------------

SENTRY PARK WEST OFFICE CAMPUS
Rental revenues      $ 361,100  $  304,300  $1,024,800  $  844,800
-------------------------------------------------------------------
Property net (loss)  $ (74,900) $  (73,200) $ (271,500) $ (321,100)
-------------------------------------------------------------------
Average occupancy          87%         77%         86%         73%
-------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER
Rental revenues      $ 292,900  $  264,500  $  886,100  $  787,800
-------------------------------------------------------------------
Property net (loss)  $ (32,200) $  (66,200) $ (107,500) $ (213,800)
-------------------------------------------------------------------
Average occupancy          88%         78%         88%         78%
-------------------------------------------------------------------
PRENTICE PLAZA
Rental revenues      $ 285,900  $  251,700  $  834,600  $  792,700
-------------------------------------------------------------------
Property net (loss)  $ (61,300) $  (69,400) $ (170,400) $ (195,500)
-------------------------------------------------------------------
Average occupancy          97%         91%         97%         92%
-------------------------------------------------------------------
PARK CENTRAL OFFICE PARK I, II AND III (B)
Rental revenues                 $   11,700              $  371,500
-------------------------------------------------------------------
Property net income             $    8,900              $    5,100
-------------------------------------------------------------------
Average occupancy                  (b)                     (b)
-------------------------------------------------------------------
SENTRY PARK EAST OFFICE CAMPUS (C)
Rental revenues                 $   25,300              $  107,600
-------------------------------------------------------------------
Property net (loss)             $   (5,100)             $  (59,900)
-------------------------------------------------------------------
Average occupancy                      63%                     61%
-------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) The joint ventures which owned Park Central Office Park I, II and III ("Park Central"), in which the Partnership had a 50% interest, sold Park Central on June 29, 1994. The property net income excludes the (loss) from the sale of the property which was included in the Statement of Income and Expenses for the nine months ended September 30, 1994.
(c) The joint venture which owned Sentry Park East Office Campus ("Sentry East"), in which the Partnership had a 50% interest, sold one of the remaining three office buildings situated in this office campus on April 22, 1994. The property net (loss) excludes the (loss) from the sale

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) of the building which was previously reported by the Partnership as part of the provision for value impairment in 1992. In addition, on December 29, 1994, the joint venture which owned Sentry East sold the remaining two office buildings situated in this office campus.

Net loss for the Partnership increased $238,300 or 57%, and $63,200 or 5%, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, respectively. The increases in net loss were primarily due to decreases in the quarterly and nine-month operating results at Burlington Office Center I, II and III ("Burlington") and Marquette Mall and Office Building ("Marquette") totaling $259,100 and $226,400, respectively, and increases in interest expense of $17,300 and $97,700, respectively, on the Partnership's Front-End Fees loan due to an increase in the variable interest rate. Partially offsetting the increases in net loss were: 1) improved operating results for the quarter and nine-month periods under comparison at Regency Park Shopping Center ("Regency Park"), Prentice Plaza totaling $42,100 and $131,400, respectively, as well as improved operating results for the nine-month period under comparison for Sentry Park West Office Campus ("Sentry West") of $49,600; 2) the absence for the nine-month periods under comparison of the net loss of $101,500 from the sale of Park Central on June 29, 1994 and the 1994 Sentry East property net loss of $59,900; 3) lower general and administrative expenses of $15,900 and $16,800 for the quarter and nine-month periods under comparison, respectively, primarily due to lower fees for professional services and 4) an increase of $8,500 in interest income earned on short-term investments for the nine-month period under comparison primarily due to a decrease in the funds available for these investments.

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

Rental revenues decreased $152,900 or 6%, and $81,500 or 1%, respectively, for the quarter and nine months ended September 30, 1995 when compared the same quarterly and nine-month periods in 1994. The decreases were primarily due to:
1) lower average occupancy rates at Burlington; 2) the receipt of a one-time lease termination fee in 1994 of $90,000 at Marquette; 3) lower tenant expense reimbursements as a result of a refund to tenants in 1995 of previously billed 1994 expense reimbursements at Marquette and Prentice Plaza and 4) additional 1993 expense reimbursements received in 1994 at Marquette. Partially offsetting the decreases in rental revenues were increases in the average occupancy rates at Sentry West, Regency Park, and Prentice Plaza as well as an increase in percentage rents at Marquette.

Interest expense increased $70,100 and $281,300, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The increases were primarily due to an increase in the principal balance on the junior mortgage loan collateralized by Marquette as well as increases in the variable interest rates on the mortgage loans collateralized by Marquette and Sentry West and on the Partnership's Front-End Fees loan.

Property operating expenses increased $82,800 and $81,000 for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, respectively. The increases were primarily due to: 1) increases in property management and leasing fees at Prentice Plaza, Sentry West and Regency Park as a result of the increases in rental revenues and at Burlington due to lower leasing fees paid to non-affiliates and an underestimate of prior year fees; 2) an increase in fees for professional services at all of the Partnership's properties and 3) an increase in advertising and promotional fees as well as security costs at Marquette. Partially offsetting the increase in property operating expenses was lower utility costs at Burlington and Marquette.

Depreciation and amortization expense decreased $41,200 and $128,700, respectively, for the quarterly and nine-month periods under comparison primarily as a result of the provisions for value impairment recorded at Marquette and Burlington as of December 31, 1994.

Real estate tax expenses decreased $22,000 and $99,100, respectively, for the periods under comparison. The primary factors which contributed to these decreases were: 1) a lower projected tax rate as well as an overestimate of the 1994 tax liability at Marquette; 2) a lower expense at Burlington as a result of the Partnership's successful protest in 1993 which has resulted in reduced billings in subsequent periods and 3) an overestimate in the 1994 liability paid in 1995 at Prentice Plaza.

Repair and maintenance expenses increased $15,000 and decreased $28,400, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994, respectively. The primary factor attributable to these changes was the changes in the average occupancy rates at the Partnership's properties. As average occupancy rates increase or decrease, the cost in maintaining the properties increase or decrease. In addition, partially offsetting the quarterly increase and contributing to the nine-month decrease was expenditures made in 1994 at Marquette to enhance the appearance of the property.

Insurance expense decreased $10,000 and $24,600, respectively, for the quarter and nine months ended September 30, 1995, when compared to the prior year periods. The decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net loss or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net loss or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (Deficit) (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                         Comparative Cash
                                                       Flow Results for the
                                                         Nine Months Ended
                                                        9/30/95      9/30/94
-------------------------------------------------------------------------------
Amount of Cash Flow (Deficit) (as defined in the
 Partnership Agreement)                               $  (139,000) $   293,100
Items of reconciliation:
 Principal payments on mortgage loans payable             449,100      408,000
 (Increase) decrease in current assets                    (47,000)     109,200
 (Decrease) in current liabilities                        (14,400)    (145,600)
-------------------------------------------------------------------------------
Net cash provided by operating activities             $   248,700  $   664,700
-------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $(1,089,400) $ 3,335,100
-------------------------------------------------------------------------------
Net cash provided by (used for) financing activities  $   223,600  $(3,715,600)
-------------------------------------------------------------------------------

The decrease in Cash Flow (Deficit) (as defined in the Partnership Agreement) of $432,100 for the nine months ended September 30, 1995 when compared to nine months ended September 30, 1994 was primarily due to the increase in the net loss previously discussed, exclusive of the decrease in depreciation and amortization expense and the loss on the sale of Park Central, and an increase in scheduled principal payments made on the Partnership's regularly scheduled amortizing mortgage loans payable.

The decrease in the Partnership's cash position as of September 30, 1995 when compared to December 31, 1994 was primarily the result of payments for capital and tenant improvements and leasing costs and principal payments on mortgage loans payable exceeding the proceeds received on the junior mortgage loan collateralized by Marquette, the net cash provided by operating activities as well as the releases of the restricted certificate of deposit at Regency Park and the restricted escrow deposit for Marquette. The liquid assets of the Partnership as of September 30, 1995 were comprised of undistributed Sale and Refinancing Proceeds as well as net cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased $416,000 for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This decrease was primarily due to the increase in net loss as well as a decrease in the net cash provided by operating activities at Marquette and Burlington and the increase in interest expense on the Partnership's Front-End Fees loan.

Net cash (used for) provided by investing activities changed $(4,424,500) for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994. This change was primarily due to the sale proceeds received on the sales of Park Central and Sentry East in 1994 and an increase in 1995 in the cash used for capital and tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1995, the Partnership spent $1,197,000 for building and tenant improvements and leasing costs. Of this amount, $600,000 relates to the refurbishment and modernization of one of the major department stores at Marquette which was funded by proceeds received on the junior mortgage loan collateralized by Marquette. In addition, the Partnership anticipates spending approximately $400,000 during the remainder of 1995. Included in this remaining amount are building and tenant improvements and leasing costs for: 1) Sentry West of $160,000; 2) Marquette of $125,000; 3) Prentice Plaza of $50,000; 4) Burlington of $40,000 and 5) Regency Park of $25,000. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On September 24, 1994, the joint venture which owns Regency Park, in which the Partnership has a 50% interest, invested $150,000 in a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant which occupies 40,150 leasable square feet at Regency Park. This amount, of which the Partnership's share was $75,000, was reimbursed to the new tenant during the quarter ended March 31, 1995 in compliance with the lease section pertaining to this construction allowance. As of April 1, 1995, this letter of credit has expired.

Restricted escrow deposits at December 31, 1994 included $32,600, which represented an amount being held by the holder of the junior mortgage loan collateralized by Marquette. The amount in escrow was being funded to the Partnership for certain tenant improvements and leasing costs at Marquette provided that the Partnership matched these funds dollar for dollar. This escrow was released to the Partnership in February 1995.

Net cash provided by (used for) financing activities changed $3,939,200 for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. Factors which impacted this change were: 1) the payoff in 1994 of the mortgage loan collateralized by Park Central I and II from the sale proceeds of Park Central, as previously discussed; 2) $1,000,000 in proceeds received in 1995 on the junior mortgage loan collateralized by Marquette; 3) the receipt in 1994 of additional proceeds on the loan collateralized by Sentry West; 4) a partial principal paydown in 1995 on the mortgage loan collateralized by Sentry West and 5) an increase in the amount of scheduled principal payments made in 1995 on the Partnership's mortgage loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In 1993 the joint venture which owns Sentry West, in which the Partnership has a 50% interest, entered into a letter agreement whereby the joint venture which owns Sentry West obtained consent from its lender to terminate the lease agreement with a tenant at Sentry West in order that this tenant may purchase and occupy one of the five buildings at Sentry East. Pursuant to this agreement, the joint venture was obligated to pay the lender 50% of the excess net sale proceeds over $1,300,000 from the sales of the remaining four buildings at Sentry East as principal paydowns. On December 29, 1994 the remaining two buildings at Sentry East were sold and in January 1995 the joint venture paid the lender $598,700, of which the Partnership's share was $299,350, from the net proceeds received from the sales of these two buildings.

The mortgage loan collateralized by Regency Park is scheduled to mature on December 31, 1995. The General Partner has initiated discussions with the current lender with the intent of extending and/or modifying the current loan. There can be no assurance that the General Partner will be successful in these discussions. If unsuccessful in its attempt to extend or modify the current loan, the Partnership could face the loss of its 50% interest in Regency Park through foreclosure.

The mortgage loan collateralized by Prentice Plaza is scheduled to mature on December 31, 1995. The General Partner is currently attempting to refinance this property in order to satisfy the total $4,125,000 principal balance expected to be outstanding at the time of maturity. The General Partner believes that the current market value of Prentice Plaza exceeds the amount outstanding on its mortgage debt. The General Partner believes that refinancing the mortgage loan should be feasible, however, there can be no assurance that such refinancing will be accomplished.

As of the date of this report, Marquette and Sentry West are being marketed for sale. The General Partner believes that the sale of one or both of these properties will enhance the liquidity of the Partnership.

The Partnership has significant financial obligations during the coming twelve months. In addition to the loan maturities of Regency Park and Prentice Plaza (as discussed above), the mortgage loan collateralized by Sentry West matures in September 1996. The Partnership's share of the outstanding balance on this recourse loan upon maturity will be $4,662,600. Also, under the terms of the existing loan agreements, during 1996 additional principal payments of $550,000 and $75,000 are due on the junior mortgage loan collateralizing Marquette and the mortgage loan collateralizing Sentry West, respectively. In February 1996, the Partnership is obligated to pay an additional $600,000 to a major department store at Marquette for the refurbishment and modernization of its store, and will incur ongoing capital and tenant improvement costs at its properties necessary to maintain a competitive level in their respective locations. The General Partner believes that the successful refinancing of Prentice Plaza, the sale or refinancing of Sentry West, funds currently available to the Partnership from existing cash and amounts that can be borrowed and payments that can be deferred pursuant to the modification of the Front-End Fees loan (see Note 3 in Notes to Financial Statements) should be sufficient to fulfill these obligations. Since there can be no assurance that the refinancing or sale of Prentice Plaza and Sentry West will occur prior to the maturity dates of their respective loans, the Partnership may have inadequate liquidity to meet its current obligations.

The recourse junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington mature in 1997. The Partnership's ability to satisfy these maturities is dependent upon the successful sale of Marquette (as discussed above) or the refinancing of its mortgage and the ability to sell or refinance Burlington prior to the maturity date of these mortgage loans. The failure to sell Marquette or refinance its recourse junior mortgage loan prior to its maturity date would result in the Partnership having inadequate liquidity to meet its current obligations.

In light of the uncertainties with respect to the liquidity of the Partnership as well as the restrictions under the loan agreements for Marquette and Sentry West, the Partnership will retain all cash available.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a) Exhibits:  Financial Data Schedule

          (b) Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER


Date: November 14, 1995           By: /s/     DOUGLAS CROCKER II
      -----------------               ---------------------------------------
                                              DOUGLAS CROCKER II
                                        President and Chief Executive Officer


Date: November 14, 1995           By: /s/      NORMAN M. FIELD
      -----------------               ---------------------------------------
                                               NORMAN M. FIELD
                                        Vice President - Finance and Treasurer