Form 10-K
period 1995-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1996-04-01
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended         December 31, 1995
                                 ---------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to
                                      ------------------------

       Commission file number         0-15538
                             ---------------------------

               First Capital Income Properties, Ltd. - Series XI
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Illinois                                         36-3364279
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950,
         Chicago, Illinois                              60606-2607
- ----------------------------------------    -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
    including area code                               (312) 207-0020
                                            ------------------------------------

Securities registered pursuant to
    Section 12(b) of the Act:                               NONE
                                            ------------------------------------

Securities registered pursuant to
    Section 12(g) of the Act:                Limited Partnership Assignee Units
                                            ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated September 12, 1985, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-98749), is incorporated herein by reference in Part IV of this report.

Exhibit Index -- Page A-1
- --------------------------

                                    PART I

ITEM 1. BUSINESS

The registrant, First Capital Income Properties, Ltd. - Series XI (the "Partnership"), is a limited partnership organized in 1985 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $57,621,000 in Limited Partnership Assignee Units (the "Units") to the public from September 1985 to March 1987 pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-98749). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From May 1986 to September 1989, the Partnership: 1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property. All of these joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). As of December 31, 1995 the Partnership, with its respective joint venture partner, has dissolved one joint venture with a 50% interest in real property and three joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold one 50% joint venture interest with an Affiliated partnership to that Affiliated partnership.

Property management services for certain of the Partnership's real estate investments are provided by independent real estate management companies for fees calculated as a percentage of gross rents received from the properties. In addition, Affiliates of the General Partner provide property management and supervisory services for fees calculated as a percentage of gross rents received from each of the Partnership's properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were 34 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2. PROPERTIES (a)(b)

As of December 31, 1995, the Partnership owned directly or through a joint venture, the following five properties, which were owned in fee simple and were encumbered by mortgages. For complete details of the material terms of the encumbrances, refer to Note 5 of the Notes to Financial Statements.


                                                                               Net Leasable        Number of
         Property Name                                Location                  Sq. Footage       Tenants (c)
- -----------------------------------------   --------------------------------   ----------------   -----------
Shopping Centers:
Marquette Mall and Office Building               Michigan City, Indiana            398,104             89(1)

ITEM 2. PROPERTIES (a)(b) - Continued

                                                                                 Net Leasable      Number of
             Property Name                              Location                  Sq. Footage     Tenants (c)
- ------------------------------------------   -------------------------------   ----------------   -----------
Shopping Centers:
Regency Park (d)                                  Jacksonville, Florida             329,858            21(3)

Office Buildings:
Sentry Park West Office Campus (e)               Blue Bell, Pennsylvania            218,733            54

Burlington Office Center I, II and III (f)        Ann Arbor, Michigan               173,215            31(3)

Prentice Plaza (d)                                Englewood, Colorado               157,311            31(1)


           (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7.

           (b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate taxes for Marquette Mall and Office Building ("Marquette"), Regency Park Shopping Center ("Regency Park"), Sentry Park West Office Campus ("Sentry West"), Burlington Office Center I, II and III ("Burlington") and Prentice Plaza was $377,500, $130,500, $123,400, $436,500 and $217,200, respectively, for the year ended December 31, 1995. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

           (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

           (d) The Partnership owns a 50% joint venture interest in this property.

           (e) The Partnership owns a 50% interest in a joint venture which owns a preferred majority interest in the joint venture which owns the property.

           (f) The Partnership owns a 70% undivided interest in the joint venture which owns this property.

- -------  ----------------------

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:


Property Name       1995       1994       1993       1992       1991
- -------------      ------     ------     ------     ------     ------
Marquette           83%        79%        81%        86%        80%

Regency Park        87%        89%        78%        78%        84%

Sentry West         87%        85%        67%        72%        63%

Burlington          78%        91%        88%        97%        86%

Prentice Plaza      99%        97%        92%        93%        90%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


Property Name       1995       1994       1993       1992       1991
- -------------      ------     ------     ------     ------     ------
Marquette           $6.74      $6.85      $6.71      $6.65      $6.51

Regency Park        $6.46      $6.34      $6.85      $6.97      $6.50

Sentry West        $13.31     $12.50     $10.92     $12.60     $14.05

Burlington         $18.04     $17.23     $17.55     $16.33     $16.71

Prentice Plaza     $14.31     $13.65     $12.63     $13.09     $13.67

- -------  ----------------------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties, except Sentry West which has no such tenants:

                                                           Partnership's Share of per                    Percentage
                                                            Annum Base Rents (a) for                       of Net      Renewal
                                                           --------------------------                     Leasable     Options
                                                                         Final Twelve      Expiration      Square     (Renewal
                                                                           Months of        Date of       Footage     Options /
                                                             1996            Lease           Lease        Occupied     Years)
                                                           --------      ------------     -----------    ----------   ---------
Marquette
- ---------
J. C. Penney (department store)                            $139,000        $139,000        1/31/1998        28%         5 / 5

Regency Park
- ------------
Publix (b) (grocery store)                                 $143,400        $143,400        1/15/2005        26%         3 / 5
Service Merchandise (department store)                     $175,000        $175,000        2/28/2009        14%        10 / 5
Baby Superstore (specialty store)                          $123,000        $150,600        9/30/2004        12%         3 / 5

Burlington
- ----------
Washtenaw Mortgage Company (mortgage company)              $353,200        $364,900        4/30/1997        12%         (c)
A.E. Clevite, Inc. (transportation products
  manufacturer)                                            $343,200        $343,200       12/31/1997        11%         None
Dykema Gossett (d) (legal firm)                            $339,200        $356,900        3/31/2001        11%         2 / 5

Prentice Plaza
- --------------
ANTEC Corporation (design, engineering, manufacturing
  and distribution of cable television products)           $222,300        $241,600        9/30/1999        18%         None

         (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1996 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

         (b) This tenant does not physically occupy any space at this property but continues to pay rent under the terms of its lease.

- -------  ----------------------

         (c) Tenant has one three-year renewal option and one additional five-year renewal option.

         (d) During the first quarter of 1996, this tenant exercised one of its five-year renewal options. The effects of this exercise are included in the table above.

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) (a) through the year ended December 31, 2005.

                                Number                                  Base Rents
                                 of                                     in Year of                % of Total
             Year              Tenants             Square Feet        Expiration (b)            Base Rents (c)
             ----              -------             -----------        --------------            --------------
             1996                66                  124,412            $  515,400                   7.12%
             1997                58                  184,305            $1,178,100                  19.35%
             1998                36                  244,568            $  750,700                  17.54%
             1999                25                  114,081            $  743,300                  23.30%
             2000                19                  105,326            $  630,000                  28.70%
             2001                 6                   49,998            $  133,300                   9.71%
             2002                 2                    6,528            $  104,200                   8.43%
             2003                 1                    1,248            $   57,400                   5.06%
             2004                 6                   50,894            $  381,800                  40.35%
             2005                 3                   94,582            $   37,500                   8.00%


         (a) This table does not include the effects of the exercised renewal option at Burlington, previously discussed.

         (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

         (c) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

(a, b, c & d) None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- -------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 5,278 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

                                                                               For the Years Ended December 31,
                                                            -----------------------------------------------------------------------
                                                               1995           1994           1993           1992           1991
                                                            -----------   ------------   ------------   ------------   ------------
Total revenues                                              $10,436,500   $ 10,995,500   $ 11,456,300   $ 13,661,800   $ 13,833,900

Net (loss)                                                  $(7,553,400)  $(10,580,500)  $(10,373,500)  $(12,422,000)  $ (2,867,900)

Net (loss) allocated to Limited Partners                    $(5,330,200)  $(10,474,700)  $(10,269,800)  $(12,382,400)  $ (2,839,200)

Net (loss) allocated to Limited Partners per Unit
  (57,621 Units issued and outstanding)                     $    (92.50)  $    (181.79)  $    (178.23)  $    (214.89)  $     (49.27)

Total assets                                                $49,323,600   $ 55,551,600   $ 71,451,800   $ 88,430,500   $101,421,000

Mortgage loans payable                                      $41,189,600   $ 40,369,100   $ 44,255,200   $ 50,674,500   $ 51,243,100

Front-End Fees loan payable to Affiliate                    $ 8,295,200   $  8,295,200   $  8,295,200   $  8,295,200   $  8,295,200

Distributions to Limited Partners per Unit
  (57,621 Units issued and outstanding)                            None           None           None           None           None

Return of capital to Limited Partners per Unit
  (57,621 Units issued and outstanding)                            None           None           None           None           None

Other data:
- -----------
Investment in commercial rental properties (net of
  accumulated depreciation and amortization)                $ 46,724,100  $ 52,648,100   $ 68,506,700   $ 86,601,900   $ 98,868,900

Number of real property interests owned at December 31                 5             5              8              9              9

- -------  -----------------------------------

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                                                 For the Years Ended December 31,
                                                                -------------------------------------------------------------------
                                                                   1995          1994          1993          1992          1991
                                                                -----------   -----------   -----------   -----------   -----------
Cash Flow (Deficit) (as defined in the Partnership
  Agreement) (a)                                                $  (241,700)  $    18,900   $   342,900   $   620,600   $   363,900

Items of reconciliation:

  Principal payments on mortgage loans payable                      630,100       551,700       548,600       565,000       473,600

  Changes in current assets and liabilities:

    (Increase) decrease in current assets                           (53,800)      304,900       (74,300)      203,700       (24,700)

    (Decrease) increase in current liabilities                     (100,700)     (125,600)     (130,500)       54,000       (65,000)
                                                                -----------   -----------   -----------   -----------   -----------

Net cash provided by operating activities                       $   233,900   $   749,900   $   686,700   $ 1,443,300   $   747,800
                                                                ===========   ===========   ===========   ===========   ===========

Net cash (used for) provided by investing activities            $(1,227,500)  $ 3,392,500   $ 2,127,300   $(1,436,200)  $(1,622,900)
                                                                ===========   ===========   ===========   ===========   ===========

Net cash provided by (used for) financing activities            $   712,600   $(3,981,900)  $(1,585,800)  $  (574,900)  $  (457,600)
                                                                ===========   ===========   ===========   ===========   ===========

         (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report and the supplemental schedule on pages A-9 and A-10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and Investment in Properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The Partnership commenced the Offering of Units on September 12, 1985 and began operations on December 3, 1985 after reaching the required minimum subscription level. On March 31, 1987, the Offering was Terminated upon the sale of 57,621 Units. From May 1986 to September 1989, the Partnership: 1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993 the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests. As of December 31, 1995 the Partnership, with its respective joint venture partner, has dissolved one joint venture with a 50% interest in real property and three joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold one 50% joint venture interest with an Affiliated partnership to that Affiliated partnership.

The past year was disappointing for most retailers throughout the country. Gross margins and consequently profits were negatively impacted as retailers attempted to turn inventories. The prospects for expansion in 1996 are also minimal, if nonexistent. The poor sales performance of retailers has resulted in less demand for store space, further retailer consolidations and an increased number of bankruptcies. Factors utilized by prospective property purchasers such as higher capitalization and discount rates resulted in lower prices than previously seen in years. In addition, downward pressure on rent, upward pressure on tenant improvement costs and larger reserves for capital expenditures also negatively affected the pricing of retail assets. Marquette Mall and Office Building ("Marquette") and Regency Park Shopping Center ("Regency Park"), which accounted for 50% of the Partnership's rental revenues for the year ended December 31, 1995, have also experienced other issues which have affected their estimated fair market values. While operations at Marquette have remained stable, its estimated fair market value has been plagued by the national issues affecting retail operations. Capital and tenant improvement costs have been substantial. Recent efforts to sell Marquette at a price approximating its carrying value have been unsuccessful. With respect to Regency Park, the vacancy of an anchor tenant's space for a significant period of time has had a negative impact on the property's appeal to existing and prospective tenants. While the tenant has continued to pay rent pursuant to its lease, the Partnership has experienced difficulty leasing the specialty retail space which surrounds this area of the property. The General Partner has been negotiating with two merchants to each sublet a portion of the vacant space and currently anticipates that each of these stores will be open for business by the third quarter of 1996. While there can be no assurances that either of these two merchants will sublease space at Regency Park, if negotiations are completed and they do take occupancy, then the lease-up of the vacant specialty space may improve.

The Partnership's three office buildings accounted for the remaining 50% of the Partnership's gross rental revenues for the year ended December 31, 1995. Several factors have had an effect on operating performance and market values of certain office buildings. While occupancy rates have generally continued to gradually improve, the age of the Partnership's office buildings and increased competition from newer buildings with higher vacancy has caused rental rates to either decline or remain relatively stable in most instances.

The General Partner has historically reviewed significant factors regarding the properties, such as those mentioned above, to determine that the properties are carried at lower of cost or market, and where appropriate, has made value impairment adjustments. These factors include, but are not limited to: 1) recent and/or budgeted operating performance; 2) research of market conditions;
3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded provisions for value impairment totaling $5,600,000 for the year ended December 31, 1995. Of this amount, $5,100,000 relates to the Partnership's two retail properties and $500,000 relates to one of the Partnership's office buildings. For more details related to these provisions, see Note 10 of Notes to Financial Statements. The General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                              (a)
                                For the Years Ended December 31,
                                ----------------------------------
                                   1995        1994        1993
- ------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues                 $4,012,400  $4,009,200  $4,160,300
- ------------------------------------------------------------------
Property net (loss) income (b)  $ (171,300) $ (245,600) $   85,200
- ------------------------------------------------------------------
Average occupancy                      82%         81%         84%
- ------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                    Comparative Operating Results
                                                 (a)
                                   For the Years Ended December 31,
                                   ----------------------------------
                                      1995        1994        1993
- ----------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues                    $2,626,200  $2,973,200  $3,129,800
- ----------------------------------------------------------------------
Property net (loss) income (b)     $ (193,400) $  (27,900) $  140,500
- ----------------------------------------------------------------------
Average occupancy                         76%         87%         90%
- ----------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS
Rental revenues                    $1,399,200  $1,149,500  $  995,700
- ----------------------------------------------------------------------
Property net
 (loss) (b)                        $ (351,400) $ (396,100) $ (425,500)
- ----------------------------------------------------------------------
Average occupancy                         86%         76%         73%
- ----------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER
Rental revenues                    $1,175,000  $1,046,500  $1,084,400
- ----------------------------------------------------------------------
Property net
 (loss) (b)(c)                     $ (140,300) $ (326,200) $ (344,600)
- ----------------------------------------------------------------------
Average occupancy                         88%         79%         78%
- ----------------------------------------------------------------------
PRENTICE PLAZA
Rental revenues                    $1,169,400  $1,072,900  $  958,800
- ----------------------------------------------------------------------
Property net (loss)                $ (229,800) $ (250,400) $ (372,100)
- ----------------------------------------------------------------------
Average occupancy                         97%         93%         91%
- ----------------------------------------------------------------------
PARK CENTRAL OFFICE PARK I, II AND III (D)
Rental revenues                                $  371,500  $  831,700
- ----------------------------------------------------------------------
Property net income (loss) (b)(d)              $    5,100  $  (97,700)
- ----------------------------------------------------------------------
Average occupancy                                     (d)         76%
- ----------------------------------------------------------------------
SENTRY PARK EAST OFFICE CAMPUS (E)
Rental revenues                                $  137,000  $  221,700
- ----------------------------------------------------------------------
Property net
 (loss) (e)                                    $  (32,800) $ (116,400)
- ----------------------------------------------------------------------
Average occupancy                                     61%         47%
- ----------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net (loss) income excludes (losses) from provisions for value impairment which were included in the Statements of Income and Expenses for the years ended December 31, 1995, 1994 and 1993 (see Note 10 of Notes to Financial Statements for additional information).
(c) The joint venture which owns Regency Park in which the Partnership has a 50% interest, sold a parcel of land at Regency Park on March 1, 1993. The property net (loss) excludes the (loss) of $(41,600) from the sale of the parcel of land, which was included in the Statement of Income and Expenses for the year ended December 31, 1993 (see Note 9 of Notes to Financial Statements for additional information).
(d) The joint ventures which owned Park Central Office Park I, II and III ("Park Central"), in which the Partnership had a 50% interest, sold Park Central on June 29, 1994. The property net income excludes the (loss) of $(104,100) from the sale of the property, which was included in the Statement of Income and Expenses for the year ended December 31, 1994 (see
    Note 9 of Notes to Financial Statements for additional information).
(e) The joint venture which owned Sentry Park East Office Campus ("Sentry East"), in which the Partnership had a 50% interest, sold one of five office buildings situated in this office campus on July 1, 1993, a second building was sold on October 14, 1993 and a third building was sold on April 22, 1994. The property net (losses) exclude the (losses) from the sales of these buildings which were previously reported by the Partnership as a provision for value impairment which was included in the Statement of Income and Expenses for the year ended December 31, 1992. In addition, on December 29, 1994, the joint venture sold the remaining two office buildings situated in this office campus. The property net (loss) excludes the gain of $292,500 on the sale of these two buildings which was included in the Statement of Income and Expenses for the year ended December 31, 1994 (see Note 9 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net (loss) for the Partnership decreased $3,027,100 from $(10,580,500) for the year ended December 31, 1994 to $(7,553,400) for the year ended December 31, 1995. The effects of the sales of certain Partnership properties during 1994 and provisions for value impairment recognized in 1994 and 1995 had a significant impact on the comparison of net (loss) for the year ended December 31, 1995 as compared to 1994. As previously described, the Partnership recorded provisions for value impairment of $5,600,000 during 1995. During 1994, the Partnership recorded provisions for value impairment of $10,000,000 and sold the three remaining office buildings at Sentry East as well as Park Central. Properties sold during 1994 accounted for net income (including operating results and the net gain on sales of properties) of $160,700. For further information, see the table above and the notes thereto as well as Notes 9 and 10 of Notes to Financial Statements.

Excluding the effects on net income of the properties sold and provisions for value impairment, net (loss) for the year ended December 31, 1995 decreased $78,300 when compared to the year ended December 31, 1994. The decrease in net
(loss) was primarily due to improved operating results totaling $325,500 at Regency Park, Marquette, Sentry Park West Office Campus ("Sentry West") and Prentice Plaza as well as lower general and administrative expenses of $36,400 primarily due to lower fees for professional and data processing services. Partially offsetting the decrease in net (loss) was lower operating results of $165,500 at Burlington Office Center I, II and III ("Burlington") and an increase of $102,600 in interest expense on the Partnership's Front-End Fees loan due to an increase in the variable interest rate and an increase in printing and mailing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

Rental revenues increased $130,900, or 1%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to: 1) increases in the average occupancy rate at Sentry West, Regency Park and Prentice Plaza; 2) an increase of $79,600 in percentage rental income at Marquette resulting from higher tenant sales which determine the amount of percentage rents to be paid to the Partnership;
3) an increase in tenant expense reimbursements of $57,800 at Regency Park as a result of the increase in the average occupancy rate as well as the receipt in 1995 of reimbursements related to 1994 and 4) an increase in tenant expense reimbursements of $14,000 at Sentry West primarily as a result of the increase in the average occupancy rate. Partially offsetting the 1995 increase in rental revenues was: 1) lower rental revenues at Burlington due to a decrease in the average occupancy rate primarily as a result of a major tenant exercising a cancellation clause in its lease and downsizing its leasable square footage from 19,700 square feet to 2,500 square feet, a decrease of 10% of the total leasable square footage of the property; 2) the receipt of lease termination fees in 1994 from two tenants at Marquette totaling $137,600; 3) lower tenant expense reimbursements totaling $48,800 as a result of a refund to tenants in 1995 of previously billed 1994 expense reimbursements at Marquette and Prentice Plaza as well as additional 1993 expense reimbursements received in 1994 at Marquette and 4) lower percentage rental income of $29,500 at Regency Park.

Depreciation and amortization expense decreased $188,100 for the years under comparison. The decrease was primarily due to the reduction in expense as a result of the provisions for value impairment recorded for several Partnership properties for the year ended December 31, 1994. In addition, the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1995 exceeded the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1995.

Real estate tax expense decreased $82,900 for the year ended December 31, 1995 when compared to 1994. The decrease was primarily due to a decrease of $64,500 at Marquette as a result of an overestimate of the 1994 tax liability paid in 1995 as well as a decrease in the 1995 projected liability payable in 1996 and a lower expense of $43,300 at Burlington as a result of the Partnership's successful protest in 1993 which resulted in reduced billings in subsequent periods. Partially offsetting the decrease was an increase in real estate tax expense of $23,500 at Prentice Plaza as a result of an increase in the assessed valuation of the property for real estate tax purposes.

Insurance expense decreased $34,400 for the year ended December 31, 1995 when compared to 1994. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Interest expense on the Partnership's mortgage loans increased $256,100 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to increases in the principal balance and variable interest rate on the junior mortgage loan collateralized by Marquette as well as an increase in the variable interest rate on the mortgage loan collateralized by Sentry West.

Property operating expense increased $42,300 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to: 1) increases at Prentice Plaza, Sentry West and Regency Park as a result of the increases in rental revenues which is a factor in determining the amount of property management and leasing fees; 2) an increase in advertising and promotional fees, security costs and training and development costs at Marquette; 3) an increase in professional service fees at Prentice Plaza, Burlington, Sentry West and Regency Park and 4) increased utility costs at Sentry West. Partially offsetting the increase in property operating expense was: 1) lower utility costs at Burlington and Marquette; 2) lower professional service fees as well as management and leasing fees at Marquette and 3) lower advertising and promotional fees at Regency Park.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
Net (loss) for the Partnership increased $207,000 from $(10,373,500) for the year ended December 31, 1993 to $(10,580,500) for the year ended December 31, 1994. The effects of sales and disposition of certain Partnership properties as well as provisions for value impairment recognized in 1994 and 1993 had significant impact on the comparison of net (loss) for the year ended December 31, 1994 when compared to 1993. As described above, the Partnership reported provisions for value impairment of $10,000,000 during 1994 and sold the three remaining office buildings at Sentry East as well as Park Central. During 1993, the Partnership reported provisions for value impairment of $8,300,000, sold two office buildings at Sentry East and sold a parcel of land at Regency Park. As described above, properties sold during 1994 accounted for net income (including operating results and the net gain on sales of properties) of $160,700. Properties sold during 1993 accounted for a net (loss) (including operating results and the net (loss) on the sale of property) of $(255,700). For further information, see the table above and the notes thereto as well as Notes 9 and 10 of Notes to Financial Statements.

Excluding the effects on net (loss) of the properties sold and provisions for value impairment, net (loss) for the year ended December 31, 1994 increased $211,800 when compared to the year ended December 31, 1993. The increase in net
(loss) was primarily due to: 1) decreased operating results totaling $499,200 at Marquette and Burlington; 2) an increase in interest expense of $87,700 on the Partnership's Front-End Fees loan due to an increase in the variable interest rate and 3) a decrease in interest income of $28,400 primarily resulting from a decrease in the funds available for short-term investments. Partially offsetting the increase in net (loss) was: 1) improved operating results totaling $169,500 at Prentice Plaza, Sentry West and Regency Park; 2) the payment in 1993 of $87,700 in loan extension fees on a one-year extension of the junior mortgage loan collateralized by Marquette and 3) lower general and administrative expenses of $44,800 primarily due to a decrease in printing and mailing expenses, professional service fees and Indiana state sales taxes being assessed to the Partnership in 1993 for the tax years 1989, 1990 and 1992.

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
Rental revenues decreased $77,700, or 1%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The decrease was primarily due to: 1) decreases in the average occupancy rate at Burlington and Marquette;
2) a decrease of $200,400 in percentage rental income at Marquette resulting from lower tenant sales which determine the amount of percentage rents to be paid to the Partnership and 3) a one-time lease buyout fee received in 1993 at Sentry West for $35,000. Partially offsetting the decrease in rental revenues was: 1) increases in the average occupancy rate at Sentry West and Prentice Plaza; 2) the receipt of lease termination fees in 1994 from two tenants at Marquette totaling $137,600 and one tenant at Prentice Plaza of $27,300 and 3) an increase of $45,100 in percentage rental income at Regency Park.

Interest expense on the Partnership's mortgage loans increased $126,100 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to an increase in the variable interest rates on the mortgage loans collateralized by Marquette and Sentry West.

Property operating expense increased $36,400 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to: 1) increases in professional service fees at Marquette, Sentry West and Prentice Plaza; 2) increases in utility costs at Burlington, Sentry West and Regency Park and 3) higher advertising and promotional costs at Regency Park. Partially offsetting the increase in property operating expense was decreases in: 1) advertising and promotional costs at Marquette; 2) professional service fees at Burlington; 3) utility costs at Marquette; 4) security costs at Prentice Plaza and 5) property management and leasing fees at Burlington.

Real estate tax expense increased $34,900 for the year ended December 31, 1994 when compared to 1993. The primary factor which contributed to this increase was an increase of $42,400 at Burlington as a result of the receipt of a refund of $67,700 in 1993 for the tax years 1991 and 1992 as well as a reduced billing for the 1993 tax year which was the result of the General Partner's protest. Partially offsetting the increase in real estate tax expense was a decrease of $14,200 at Marquette in 1994 due to an overestimate of the 1993 tax liability.

Repairs and maintenance expense increased $24,000 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. Each property's contribution to this net increase in repairs and maintenance was that: 1) Prentice Plaza increased $15,500 primarily due to an increase in janitorial expenses resulting from a higher average occupancy rate; 2) Regency Park increased $13,500 primarily due to the repairs, maintenance and restriping of the parking lot in 1994; 3) Marquette increased $9,100 due to higher snow removal and HVAC repairs and maintenance costs, partially offset by a decrease in the expenditures made in order to enhance the inside appearance of the building; 4) Burlington decreased $8,200 due to lower personnel costs, partially offset by higher expenditures in order to enhance the appearance of the building and 5) Sentry West decreased $5,900 due to decreases in expenditures to enhance the appearance of the building and for the repairs and maintenance of the HVAC system, partially offset by an increase in the cost of snow removal.

Depreciation and amortization expense decreased $61,000 for the years under comparison due to the fact that the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1994 exceeded the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1994.

Insurance expense decreased $9,800 for the year ended December 31, 1994 when compared to the prior year. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts and
(3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net (loss) or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The table in Item 6. Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $260,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was primarily due to the change in net (loss) previously discussed, exclusive of the decrease in depreciation and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) amortization expense, the (loss) from provisions for value impairment and the net gain on the sales of properties, components of which have been previously discussed, as well as to an increase in scheduled principal payments made on the Partnership's regularly scheduled amortizing mortgage loans.

The decrease of $281,000 in the Partnership's cash position for the year ended December 31, 1995 was primarily the result of payments for capital and tenant improvements and leasing costs, principal payments on mortgage loans payable and the payment of loan extension fees exceeding the proceeds received on the junior mortgage loan collateralized by Marquette, the proceeds received on the refinancing of the mortgage loan collateralized by Prentice Plaza, the net cash provided by operating activities as well as the releases of the restricted certificate of deposit for Regency Park and the restricted escrow deposit for Marquette. The liquid assets of the Partnership as of December 31, 1995 were comprised of undistributed Refinancing Proceeds held for working capital purposes.

Net cash provided by operating activities decreased $516,000 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This decrease was primarily due to decreases in the net cash provided by operating activities at Marquette, Burlington and Regency Park as well as the increase in interest expense on the Partnership's Front-End Fees loan. The decrease was partially offset by an increase in the net cash provided by operating activities at Sentry West and Prentice Plaza as well as the absence of the net cash used for operating activities at Park Central and Sentry East.

Net cash (used for) provided by investing activities changed by $(4,620,000) for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This change was primarily due to the sale proceeds received on the sales of Park Central and Sentry East in 1994 and an increase in 1995 in the cash used for capital and tenant improvements and leasing costs partially offset by the releasing of the restricted certificate of deposit for Regency Park and the restricted escrow deposit for Marquette. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1995, the Partnership spent $1,335,100 for building and tenant improvements and leasing costs and has budgeted to spend approximately $1,130,000 during the year ending December 31, 1996. Included in the amount spent by the Partnership in 1995 is $600,000 which was funded by proceeds received on the junior mortgage loan collateralized by Marquette and related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the 1996 budgeted amount are capital and tenant improvements and leasing costs of approximately: 1) $650,000 for Marquette; 2) $340,000 for Burlington; 3) $90,000 for Prentice Plaza and 4) $50,000 for Regency Park. As of December 31, 1995 the Partnership has accrued $600,000 as a liability which also relates to the refurbishment and modernization of the major department store at Marquette, of which half was paid in February 1996 and is included in the 1996 budgeted amount for Marquette, with the remaining $300,000 payable in February 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash provided by (used for) financing activities changed by $4,694,500 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. Factors which impacted this change were: 1) the payoff in 1994 of the mortgage loan collateralized by Park Central I and II from the sale proceeds of Park Central; 2) $1,000,000 in proceeds, net of loan fees, received in 1995 on the junior mortgage loan collateralized by Marquette and 3) $750,000 in proceeds, net of loan fees, received on the new mortgage loan collateralized by Prentice Plaza. The change was partially offset by: 1) the net receipt of $165,600 in 1994 of additional proceeds on the mortgage loan collateralized by Sentry West; 2) a net partial principal paydown of $324,400 in 1995 on the mortgage loan collateralized by Sentry West and 3) an increase in the amount of scheduled principal payments made in 1995 on the Partnership's mortgage loans.

On December 29, 1994 the joint venture which owns Sentry West, in which the Partnership has a 50% interest with an Affiliated partnership, executed an agreement (the "Modification") with the existing lender of this loan, which originally matured on September 30, 1994, to modify and amend this loan. Significant terms of the Modification in proportion to the Partnership's 50% interest included: 1) a reduction in the loan commitment from $5,250,000 to $5,157,800, of which $45,800 was held back for tenant improvements; 2) a change in the variable interest rate to 30-day LIBOR plus 212.50 basis points (unless unavailable in which case the variable interest rate will be the lender's prime rate plus 0.75%); 3) an extension of the maturity date until September 30, 1996; 4) monthly interest only payments until September 30, 1995; thereafter, monthly interest plus principal payments of $25,000 on the first day of each quarter starting October 1, 1995 plus quarterly cash flow principal payments in an amount equal to the adjusted net operating income of the property as defined in the Modification; 5) a restriction that no distributions be made to Partners of the Partnership or Affiliated partnership until the loan is fully repaid and
6) that the loan is guaranteed by the Partnership and the Affiliated partnership. In addition, the joint venture paid $93,200 in extension and administrative fees, of which $46,600 will be amortized by the Partnership over the period of the extension.

In March 1996, the Partnership entered into a contract to sell Sentry West. If the sale is not consummated by September 30, 1996, the loan's maturity date, the General Partner will pursue an extension or refinancing of the loan. There can be no assurance that a sale, extension or refinancing will be completed by September 30, 1996.

On December 20, 1995, the joint venture which owns Prentice Plaza, in which the Partnership has a 50% interest with an Affiliated partnership, executed a non-recourse promissory note in the amount of $9,750,000, collateralized by a mortgage on and an assignment of leases and rents of the property. The Partnership's share of the note amount was $4,875,000. The existing loan was repaid in full with the proceeds from the note. Significant terms of the promissory note, which matures in December 2000, in proportion to the Partnership's 50% interest, include a monthly interest payment in which the joint venture may choose between either a variable interest rate of 30-day LIBOR plus 175 basis points or the prime rate of the lender plus 125 basis points as well as monthly principal payments of $3,070 starting on

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
February 1, 1996 and increasing to $3,343, $3,638, $3,960 and $4,305 on January 1 of each subsequent year from 1997 through 2000, respectively.

On March 29, 1996, the Partnership executed an amendment of the agreement dated December 29, 1994 which modified and amended the junior mortgage loan collateralized by Marquette. Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of the net sale proceeds on the sale of Sentry West (see Note 11 of Notes to Financial Statements) to reduce the outstanding principal balance on the junior mortgage loan and 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000. The March 1996 amendment is retroactive to January 1, 1996. Significant terms of the agreement dated December 29, 1994 included: 1) an extension of the maturity date until September 30, 1997; 2) a restriction that no distributions be made to Partners of the Partnership until the loan is fully repaid and 3) the loan is fully recourse to the Partnership. In addition, the Partnership paid $100,800 in extension and administrative fees which will be amortized over the period of the extension.

The joint venture which owns Regency Park, in which the Partnership has a 50% interest with Affiliated partnerships, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating with the mortgage lender to extend the maturity of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that do not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make payments to the lender, based on the terms of the matured loan. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan. In addition, the General Partner has initiated efforts to market Regency Park for sale.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to repayment to the Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest.

The recourse junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington mature in 1997, exclusive of the Marquette option mentioned above. The Partnership's ability to satisfy these maturities is dependent upon the successful sale or refinancing of these properties prior to their respective loan maturity dates.

As of December 31, 1995, 58 of the 222 tenants at the Partnership's properties have leases totaling 184,305 square feet that expire during 1997. Total base rental revenues budgeted to be collected from these 58 tenants for the year ending December 31, 1996 are $1,954,500. Of this amount, $562,900 relates to two tenants at Burlington. Notwithstanding the market rental rates that may be in effect at the time these leases mature, the Partnership faces a significant amount of uncertainty with respect to the occupancy at its properties in 1997 and possibly beyond. The General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy levels and rental revenues of the Partnership's portfolio.

The Partnership has significant financial obligations during the year ending December 31, 1996. As disclosed in Note 5 of Notes to Financial Statements, terms of the mortgage loans collateralized by certain of the Partnership's properties have substantial principal payment requirements. Two of the loans, collateralized by Sentry West and Regency Park, whose December 31, 1995 principal balances totaled $12,654,700, mature in 1996. As described above, in March 1996, the Partnership entered into an agreement to sell Sentry West and is in negotiations with the lender for an extension of the maturity date for the defaulted Regency Park loan. In addition, the Partnership anticipates incurring substantial capital, tenant improvement and leasing costs during 1996. Net cash provided by operating activities may not be sufficient to meet the above debt service and capital expenditure requirements for the year ending December 31, 1996. As a result of these issues, together with the need to have sufficient working capital to potentially retenant properties with leases expiring in 1997 and any restrictions that currently exist or may result from any refinancings, loan extensions or modifications, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. For the year ended December 31, 1995, Cash Flow (Deficit) (as defined in the Partnership Agreement) of $(241,700) was withdrawn from prior periods' retained Cash Flow. The General Partner continues to review other sources of cash available to the Partnership, which includes the sale or refinancing of the Partnership's properties. No assurance can be given as to the timing or successful completion of any future transactions. The General Partner currently believes that the amount of the Partnership's existing cash reserves, combined with any additional net proceeds to be received from sales or refinancings of any properties, as well as the option to defer payments of interest on the Front-End Fees Loan (see Note 3 of Notes to Financial Statements) are sufficient to cover planned expenditures for 1996. Since there can be no assurance that the sale or refinancing of Sentry West will occur prior to the maturity of its loan or that the Partnership will successfully complete any other transactions, including the extension of the mortgage loan collateralized by Regency Park, the Partnership may have inadequate liquidity to meet its mortgage loan obligations which could result in the foreclosure of either property. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' original Capital Investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) there can be no assurance that the sale or refinancing of Sentry West will occur prior to the maturity of its loan or that the Partnership will successfully complete any other transactions, including the extension of the mortgage loan collateralized by Regency Park, the Partnership may have inadequate liquidity to meet its mortgage loan obligations which could result in the foreclosure of either property. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' original Capital Investment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- -------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

           Name                                                Office
           ----                                                ------
     Samuel Zell........................................ Chairman of the Board
     Douglas Crocker II................................. Director
     Sheli Z. Rosenberg................................. Director
     Sanford Shkolnik................................... Director

     Samuel Zell, 54, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc.("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy

- -------- --------------------------------------------------------------

(a)  DIRECTORS - (continued)
     -----------------------

     laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 57, has been a Director of the General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

           Name                                          Office
           ----                                          ------
     Douglas Crocker II.................  President and Chief Executive Officer
     Arthur A. Greenberg................  Senior Vice President
     Norman M. Field....................  Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Arthur A. Greenberg, 55, has been Senior Vice President of the General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a Director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 47, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matters disclosed under Items 10 (a),
     (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------- --------------------------------------------------------------

(a) As of March 1, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 57,621 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

(a) Affiliates of the General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation to the General Partner, its Affiliates and all other parties for property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic area and for a comparable property or 6% of the gross receipts from the property being managed where the General Partner or Affiliate provides leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliate does not perform leasing, re-leasing and leasing related services and, in that event, may pay an unaffiliated party for leasing services to the Partnership in an amount not to exceed the compensation customarily charged in arm's-length transactions by persons rendering similar services as an ongoing public entity in the same geographic location for a comparable property. During the year ended December 31, 1995, these Affiliates were entitled to leasing fees and property management and supervisory fees of $509,800. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $149,400 for insurance, personnel and other services. As of December 31, 1995, $53,500 of the these fees and reimbursements due to Affiliates were unpaid. Services provided by Affiliates are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

For the year ended December 31, 1995 an Affiliate of the General Partner was entitled to interest on the Partnership's Front-End Fees loan in the amount of $673,000. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions on comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chemical Bank. As of December 31, 1995, $56,900 of interest was due to Affiliates.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on

- -------- ----------------------------------------------------------

January 1, 1999, and shall not be subordinated to repayment to the Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(2,223,200), which included a (loss) from provisions for value impairment of $(2,203,700) as a result of precluding the Limited Partners' capital accounts from being reduced to an amount less than zero.

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1995, ANTEC paid $378,100 in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to those paid by other tenants at Prentice Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1995, Rosenberg was entitled to $100,100 for legal fees from the Partnership. As of December 31, 1995, $4,300 was due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------- ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER


Dated:   March 29, 1996        By:  /s/         DOUGLAS CROCKER II
      --------------------         ---------------------------------------------
                                                DOUGLAS CROCKER II
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ SAMUEL ZELL              March 29, 1996      Chairman of the Board and
- -----------------------      --------------      Director of the General Partner
    SAMUEL ZELL


/s/ DOUGLAS CROCKER II       March 29, 1996      President, Chief Executive
- -----------------------      --------------      Officer and Director of the
    DOUGLAS CROCKER II                           General Partner


/s/ SHELI Z. ROSENBERG       March 29, 1996      Director of the General Partner
- -----------------------      --------------
    SHELI Z. ROSENBERG


/s/ SANFORD SHKOLNIK         March 29, 1996      Director of the General Partner
- -----------------------      --------------
    SANFORD SHKOLNIK


/s/ NORMAN M. FIELD          March 29, 1996      Vice President - Finance and
- -----------------------      --------------      Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                                        Pages
                                                                      ----------
Report of Independent Auditors                                           A-2

Balance Sheets as of December 31, 1995 and 1994                          A-3

Statements of Partners' Capital (Deficit) for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-3


Statements of Income and Expenses for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                                      A-4

Notes to Financial Statements                                         A-5 to A-8


                     SCHEDULE FILED AS PART OF THIS REPORT

III -- Real Estate and Accumulated Depreciation as of
December 31, 1995                                                     A-9 to A-10

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-34 of the Partnership's definitive Prospectus dated September 12, 1985; Registration Statement No. 2-98749, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (10) Material Contracts

(a) Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's most significant properties, filed as an exhibit to the Partnership's Report on Form 10-K dated December 31, 1993, are incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series XI
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series XI as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series XI at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           Ernst & Young LLP


Chicago, Illinois
March 1, 1996,
except for Notes 5(c) and 11,
as to which the date is
March 29, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                      1995         1994
- ----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 8,948,500  $10,948,500
 Buildings and improvements                         56,326,700   57,991,600
- ----------------------------------------------------------------------------
                                                    65,275,200   68,940,100
 Accumulated depreciation and amortization         (18,551,100) (16,292,000)
- ----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     46,724,100   52,648,100
Cash and cash equivalents                            1,331,600    1,612,600
Restricted certificate of deposit and escrow
 deposits                                               79,700      187,300
Rents receivable                                       626,800      571,500
Other assets (net of accumulated amortization on
 loan acquisition costs of $938,300 and $855,600,
 respectively)                                         561,400      532,100
- ----------------------------------------------------------------------------
                                                   $49,323,600  $55,551,600
- ----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
 Mortgage loans payable                            $41,189,600  $40,369,100
 Front-End Fees loan payable to Affiliate            8,295,200    8,295,200
 Accounts payable and accrued expenses               1,300,400    1,470,000
 Due to Affiliates                                     114,700      112,700
 Security deposits                                     200,700      195,100
 Other liabilities                                     735,100       68,200
- ----------------------------------------------------------------------------
                                                    51,835,700   50,510,300
- ----------------------------------------------------------------------------
Partners' capital (deficit):
 General Partner (deficit)                          (2,512,100)    (288,900)
 Limited Partners (57,621 Units issued and
  outstanding)                                                    5,330,200
- ----------------------------------------------------------------------------
                                                    (2,512,100)   5,041,300
- ----------------------------------------------------------------------------
                                                   $49,323,600  $55,551,600
- ----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
- ------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1,
 1993                                   $   (79,400) $26,074,700  $25,995,300
Net (loss) for the year ended December
 31, 1993                                  (103,700) (10,269,800) (10,373,500)
- ------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1993                                  (183,100)  15,804,900   15,621,800
Net (loss) for the year ended December
 31, 1994                                  (105,800) (10,474,700) (10,580,500)
- ------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1994                                  (288,900)   5,330,200    5,041,300
Net (loss) for the year ended December
 31, 1995                                (2,223,200)  (5,330,200)  (7,553,400)
- ------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                               $(2,512,100) $         0  $(2,512,100)
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                       1995          1994          1993
- ----------------------------------------------------------------------------
Income:
 Rental                             $10,383,600  $ 10,759,900  $ 11,382,400
 Interest                                52,900        47,200        73,900
 Net gain on sales of properties                      188,400
- ----------------------------------------------------------------------------
                                     10,436,500    10,995,500    11,456,300
- ----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                              673,000       570,400       482,700
 Nonaffiliates                        3,724,100     3,563,500     3,651,700
 Depreciation and amortization        2,341,800     2,627,800     2,923,400
 Property operating:
 Affiliates                             602,000       574,800       512,500
 Nonaffiliates                        2,162,500     2,326,100     2,506,300
 Real estate taxes                    1,285,100     1,397,900     1,467,200
 Insurance--Affiliate                   111,800       156,600       177,500
 Repairs and maintenance              1,296,900     1,418,400     1,490,600
 General and administrative:
 Affiliates                              41,500        41,100        38,900
 Nonaffiliates                          151,200       187,700       237,400
 Loss on sale of property                                            41,600
 Provisions for value impairment      5,600,000    10,000,000     8,300,000
- ----------------------------------------------------------------------------
                                     17,989,900    22,864,300    21,829,800
- ----------------------------------------------------------------------------
(Loss) before Venture partner's
 participation in loss of joint
 venture                             (7,553,400)  (11,868,800)  (10,373,500)
Venture partner's participation in
 loss of joint venture                              1,288,300
- ----------------------------------------------------------------------------
Net (loss)                          $(7,553,400) $(10,580,500) $(10,373,500)
- ----------------------------------------------------------------------------
Net (loss) allocated to General
 Partner                            $(2,223,200) $   (105,800) $   (103,700)
- ----------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners                           $(5,330,200) $(10,474,700) $(10,269,800)
- ----------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners per Unit (57,621 Units
 issued and outstanding)            $    (92.50) $    (181.79) $    (178.23)
- ----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                          1995          1994          1993
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                            $(7,553,400) $(10,580,500) $(10,373,500)
 Adjustments to reconcile net (loss)
  to net cash provided by operating
  activities:
 Depreciation and amortization           2,341,800     2,627,800     2,923,400
 Venture partner's participation in
  (loss) of joint venture                             (1,288,300)
 Net (gain) loss on sales of
  properties                                            (188,400)       41,600
 Provisions for value impairment         5,600,000    10,000,000     8,300,000
 Changes in assets and liabilities:
  (Increase) decrease in rents
   receivable                              (55,300)      225,700       108,400
  Decrease (increase) in other assets        1,500        79,200      (182,700)
  (Decrease) in accounts payable and
   accrued expenses                       (169,600)      (25,900)     (226,100)
  Increase (decrease) in due to
   Affiliates                                2,000       (87,900)      109,100
  Increase (decrease) in other
   liabilities                              66,900       (11,800)      (13,500)
- -------------------------------------------------------------------------------
   Net cash provided by operating
    activities                             233,900       749,900       686,700
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial
  rental properties                                    4,697,900     3,833,000
 Payments for capital and tenant
  improvements                          (1,335,100)   (1,230,400)   (1,848,700)
 Maturity of (investment in)
  restricted certificate of deposit
  and escrow deposits                      107,600       (75,000)       53,900
 Decrease in escrow deposits                                            89,100
- -------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                (1,227,500)    3,392,500     2,127,300
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                 (929,500)   (4,193,800)   (1,525,700)
 Proceeds from mortgage loan payable     1,750,000       307,700
 Payment of loan acquisition or
  extension fees                          (113,500)      (76,100)
 Increase (decrease) in security
  deposits                                   5,600       (19,700)      (60,100)
- -------------------------------------------------------------------------------
   Net cash provided by (used for)
    financing activities                   712,600    (3,981,900)   (1,585,800)
- -------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                         (281,000)      160,500     1,228,200
Cash and cash equivalents at the
 beginning of the year                   1,612,600     1,452,100       223,900
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                            $1,331,600  $  1,612,600  $  1,452,100
- -------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $ 4,404,100  $  4,157,700  $  4,160,600
- -------------------------------------------------------------------------------
 Non-cash financing activity:
 Mortgage loan payable assumed by
  purchaser (see Note 9)                                          $  4,868,600
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ORGANIZATION:
The Partnership was formed on May 24, 1985, by the filing of a Certificate and Agreement of Limited Partnership with the Recorder of Deeds of Cook County, Illinois, and commenced the Offering of Units on September 12, 1985. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 50,000 Units (with the General Partner's option to increase to 100,000 Units) and not less than 1,400 Units pursuant to the Prospectus. On December 3, 1985, the required minimum subscription level was reached and the Partnership's operations commenced. The General Partner exercised its option to increase the Offering to 100,000 Units and the Partnership Agreement was subsequently amended to extend the Offering until March 31, 1987, through which date 57,621 Units had been sold. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2015. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. Two of these joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and one of these joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. In addition, the 1993 and 1994 financial statements included the Partnership's 50% interest in four joint ventures with Affiliated partnerships, one of which was formed for the purpose of acquiring a 100% interest in certain real property and three of which were formed for the purpose of each acquiring a preferred majority interest in certain real property. These joint ventures were operated under the common control of the General Partner prior to the sales of the properties. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The financial statements also include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party (the "Venture Partner"). The joint venture owns a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture is operated under the control of the General Partner. The Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and capital in the financial statements. Cash flow from operations (as defined in the general partnership agreement) is distributed first, in the amount necessary to provide the Partnership with a cumulative non-compounded return on its net invested capital balance from the joint venture equal to 8.75% per annum, increasing 0.25% each year, up to a maximum of 11% per annum (the return for 1995 is 10.5%); second, to the Venture Partner in the amount necessary to provide a noncumulative non-compounded return on its net invested capital balance from the joint venture equal to the percentage return allocable to the Partnership for that year and third, the remaining balance, if any, is distributed 70% to the Partnership and 30% to the Venture Partner. For the years ended December 31, 1993, 1994 and 1995, 100% of Cash Flow was allocated to the Partnership. In addition, net operating profits (as defined in the general partnership agreement) are allocated first, to the Partnership until the cumulative amount allocated equals the cumulative distributions from the joint venture; second, to the Venture Partner until the cumulative amount allocated equals its cumulative distributions from the joint venture, and the balance, if any, 70% to the Partnership and 30% to the Venture Partner. Net operating losses (as defined in the general partnership agreement) are allocated 70% to the Partnership and 30% to the Venture Partner. Sale losses (as defined in the general partnership agreement) (including provisions for value impairment) are allocated first, to the Venture Partner, to the extent that its capital account balance of the joint venture is positive; second, to the Partnership, to the extent that its capital account balance of the joint venture is positive; and third, the balance, if any, 50% to the Partnership and 50% to the Venture Partner. For the year ended December 31, 1995, the Partnership was allocated 100% of net operating (losses) (as defined in the general partnership agreement) as a result of the Venture Partner's capital account being reduced to zero in 1994. For the year ended December 31, 1994, the Partnership was allocated net operating (losses) of $(19,500) and a
(loss) from provision for value impairment of $(1,720,100). For the year ended December 31, 1993, the Partnership was allocated 100% of net operating profits.

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

The General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at the lower of cost or fair market value. These factors include, but are not limited to, the General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located, and where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from these amounts. Provisions, where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. For additional information, see
Note 10.

Loan acquisition costs are amortized over the term of the note issued under mortgage loans made in connection with the acquisitions or refinancing of Partnership's properties. When a property is disposed or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Proceeds received under the Front-End Fees loan payable to an Affiliate are reflected as a liability of the Partnership. Repayment of this loan is subordinated to the prior receipt by Limited Partners of Sale or Refinancing proceeds equal to 100% of their Original Capital Contribution. While Partners' Capital has been reduced for the amount of Front-End Fees incurred, the effect of this subordination is that Partners' Capital will not be utilized for the payment of such loan.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties due to declines in market value. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1993 and 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net (loss) or Partners' capital (deficit).

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(2,223,200), which included a (loss) from provisions for value impairment of $(2,203,700) as a result of precluding the Limited Partners' capital accounts from being reduced to an amount less than zero. For the year ended December 31, 1994, the General Partner was allocated a Net (Loss) of $(105,800), which included a Net Profit from the sale of a Partnership property of $2,900, a Net (Loss) from the sale of Partnership properties of $(1,000) and (loss) from provisions for value impairment of $(87,200). For the year ended December 31, 1993, the General Partner was allocated a Net (Loss) of $(103,700), which included a Net (Loss) from the sale of a land parcel of $(400) and (loss) from provisions for value impairment of $(83,000).

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                      For the Years Ended December 31,
                         -----------------------------------------------------------
                                1995                1994                1993
                         ------------------- ------------------- -------------------
                            Paid    Payable     Paid    Payable     Paid    Payable
- ------------------------------------------------------------------------------------
Property management and
 leasing fees            $  527,400 $ 43,600 $  498,000 $ 61,200 $  458,500 $101,100
Interest expense on
 Front-End Fees loan
 (Note 3)                   664,200   56,900    605,200   48,100    448,000   82,900
Reimbursement of
 property insurance
 premiums, at cost          107,200     None    149,700     None    162,800    6,200
Reimbursement of
 expenses, at cost:
 --Accounting                23,700    9,000     24,300    2,600     33,700    2,900
 --Investor
  communication              11,100      900      7,700      800      7,300    1,700
 --Legal                     95,800    4,300    144,500     None     83,600    5,800
 --Other                        900     None       None     None       None     None
- ------------------------------------------------------------------------------------
                         $1,430,300 $114,700 $1,429,400 $112,700 $1,193,900 $200,600
- ------------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1995, 1994 and 1993, ANTEC paid $378,100, $388,100 (which excludes $186,400 in reimbursements from ANTEC for tenant improvements) and $193,100 (which was paid under a lease that was amended to increase its office space from 15,335 square feet as of January 1, 1993 and to 28,007 square feet as of January 1, 1994), respectively, in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to those paid by other tenants at Prentice Plaza.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for fees calculated as a percentage of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership originally borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to repayment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of December 31, 1995, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate paid on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1995 was 8.11%. As of December 31, 1995, the interest rate was 7.9688%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to repayment to the Limited Partners, as discussed above. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest.

4. RESTRICTED CERTIFICATE OF DEPOSIT AND ESCROW DEPOSITS:

On June 24, 1994, the joint venture which owns Regency Park Shopping Center ("Regency Park"), in which the Partnership has a 50% interest, invested $150,000 in a restricted certificate of deposit which collateralized a letter of credit for a construction allowance to a major new tenant which occupies 40,150 leasable square feet at Regency Park. This amount, of which the Partnership's share was $75,000, was reimbursed to the new tenant in 1995 upon compliance with the lease section pertaining to this construction allowance. The letter of credit was cancelled and the certificate of deposit was released to the Partnership in May 1995.

Restricted escrow deposits at December 31, 1995 and 1994 included $159,400, of which the Partnership's share was 50%, being held by the mortgage holder of Regency Park in a non-interest bearing escrow account as collateral for its mortgage loan (see Note 5 for additional information).

Restricted escrow deposits at December 31, 1994 included $32,600, which represented an amount being held by the lender of the junior mortgage loan collateralized by Marquette Mall and Office Building ("Marquette"). The amount in escrow was to be funded to the Partnership for certain tenant improvements at Marquette provided that the Partnership matches these funds dollar for dollar. This escrow was released to the Partnership in February 1995.

5. MORTGAGE LOANS PAYABLE:
Mortgage loans payable at December 31, 1995 and 1994 consisted of the following loans which are non-recourse unless otherwise noted:

                           Principal Balance at   Average                             Estimated
  Property Pledged as     ----------------------- Interest     Maturity   Periodic     Balloon
       Collateral          12/31/95    12/31/94     Rate         Date    Payment (a) Payment (b)
- ---------------------------------------------------------------------------------------------------
Marquette Mall and
 Office Building (c)      $ 2,247,600 $ 2,508,100   7.75%       7/1/2002   $37,142          None
                            1,135,600   1,298,200   7.75%       7/1/2002   $21,458          None
                            9,350,000   8,350,000 9.1395%(d)   9/30/1997     (c)     $ 8,720,000(c)
Sentry Park West Office
 Campus (e)(f)              4,737,600   5,062,000 8.3942%(d)   9/30/1996     (f)     $ 4,662,600(f)
Regency Park Shopping
 Center (e)(g)              7,917,100   7,997,200   (g)          (g)         (g)         (g)
Prentice Plaza (e)(h)       4,875,000   4,125,000  8.625%(d)  12/19/2000     (h)     $ 4,658,200
Burlington I, II and III
 Office Center             10,926,700  11,028,600  9.875%       5/1/1997   $98,876   $10,774,100
- ---------------------------------------------------------------------------------------------------
                          $41,189,600 $40,369,100
- ---------------------------------------------------------------------------------------------------

(a) Represents level monthly principal and interest payments, paid in arrears, except where otherwise noted.
(b) This repayment may require either sale or refinancing of the respective property.
(c) On March 29, 1996, the General Partner executed an amendment of the agreement dated December 29, 1994 which modified and amended the junior mortgage loan. Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of a portion of the net sale proceeds received by the Partnership from the joint venture which owns Sentry Park West Office Campus ("Sentry West"), in which the Partnership has a 50% interest, on the sale of Sentry West (see Note 11) to reduce the outstanding principal balance on the junior mortgage loan and 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000. The March 29, 1996 amendment is retroactive to January 1, 1996. Significant terms of the agreement dated December 29, 1994 included: 1) an extension of the maturity date until September 30, 1997; 2) a restriction that no distributions be made to Partners of the Partnership until the loan is fully repaid and 3) the loan is fully recourse to the Partnership. In addition, the Partnership paid $100,800 in extension and administrative fees which will be amortized over the period of the extension.
(d) This interest rate represents an average for the year ended December 31, 1995. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of December 31, 1995, the interest rates on Marquette, Sentry West and Prentice Plaza mortgage loans were 9.00%, 8.50% and 8.625%, respectively.
(e) This property is owned through a joint venture. Amounts represent the Partnership's share of the liability and are not the total amount by which the property is encumbered.
(f) On December 29, 1994 the joint venture which owns Sentry West, in which the Partnership has a 50% interest with an Affiliated partnership, executed an agreement (the "Modification") with the existing lender of this loan, which originally matured on September 30, 1994, to modify and amend this loan. Significant terms of the Modification in proportion to the Partnership's 50% interest included: 1) a reduction in the loan commitment from $5,250,000 to $5,157,800, of which $45,800 was held back for tenant improvements; 2) a change in the variable interest rate to 30-day LIBOR plus 212.50 basis points (unless unavailable in which case the variable interest rate will be the lender's prime rate plus 0.75%); 3) an extension of the maturity date until September 30, 1996; 4) monthly interest only payments until September 30, 1995; thereafter, monthly interest plus principal payments of $25,000 on the first day of each quarter starting October 1, 1995 plus quarterly cash flow principal payments in an amount equal to the adjusted net operating income of the property as defined in the Modification; 5) a restriction that no distributions be made to Partners of the Partnership or Affiliated partnership until the loan is fully repaid and 6) that the loan is guaranteed by the Partnership and Affiliated partnership. In addition, the joint venture paid $93,200 in extension and administrative fees, of which $46,600 will be amortized by the Partnership over the period of the extension.
  Incorporated in the Modification are the terms of a 1993 letter agreement whereby the joint venture obtained consent from the lender to terminate the lease agreement with a tenant at Sentry West in order that this tenant may purchase and occupy one of the five buildings at Sentry Park East Office Campus ("Sentry East"). Pursuant to this letter agreement, the joint venture was obligated to pay the lender 50% of the excess net sale proceeds over $1,300,000 from the sales of the remaining four buildings at Sentry East for principal paydowns. During 1993 and 1994, the remaining four buildings at Sentry East were sold (see Note 9) and the joint venture paid the lender $184,300 and $598,700, of which the Partnership's share was $92,100 and $299,400, respectively, in May 1994 and January 1995, respectively, from the net proceeds received from the sales of the last three buildings. In addition, in July 1994, the joint venture drew an additional $615,400 as a reimbursement for tenant improvements at one of the buildings in the office campus, in accordance with the loan Modification. The Partnership's share of this draw was $307,700.
(g) The joint venture which owns Regency Park, in which the Partnership has a 50% interest with Affiliated partnerships, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating with the mortgage lender to extend the maturity of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that do not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make payments to the lender, based on the terms of the matured loan. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.
(h) On December 20, 1995, the joint venture which owns Prentice Plaza, in which the Partnership has a 50% interest with an Affiliated partnership, executed a non-recourse promissory note in the amount of $9,750,000, collateralized by a mortgage on and an assignment of leases and rents of the property. The Partnership's share of the note amount was $4,875,000. The existing loan was repaid in full with the proceeds from the note. Significant terms of the promissory note, which matures in December 2000, in proportion to the Partnership's 50% interest, include a monthly interest payment in which the joint venture may choose between either a variable interest rate of 30-day LIBOR plus 175 basis points or the prime rate of the lender plus 125 basis points as well as monthly principal payments of $3,070 starting on February 1, 1996 and increasing to $3,343, $3,638, $3,960 and $4,305 on January 1 of each subsequent year from 1997 through 2000, respectively.
Principal amortization of mortgage loans payable for each of the next five years and thereafter as of December 31, 1995 was as follows:

                    1996        $13,618,000
                    1997         20,338,000
                    1998            577,000
                    1999            623,700
                    2000          5,332,500
                    Thereafter      700,400
                             --------------
                                $41,189,600
                             --------------

The amounts scheduled above do not include amounts equal to the adjusted net operating income of Sentry West, as defined in the loan agreement, which must be paid periodically under the terms of the mortgage loan and amounts which are available but unfunded to the Partnership under certain mortgage loans.

6. FUTURE MINIMUM RENTALS:
The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 7,237,800
                    1997          6,087,600
                    1998          4,279,500
                    1999          3,189,700
                    2000          2,195,100
                    Thereafter    7,844,500
                             --------------
                                $30,834,200
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements, (ii) parking income and (iii) percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $239,500, $189,500 and $344,800, respectively.

7. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1995 was that the (loss) for tax reporting purposes was less than the net (loss) for financial statement purposes by $5,640,900. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1995 was $67,781,200.

8. DISTRIBUTIONS:

Commencing with the quarter ended September 30, 1990, cash distributions to Limited Partners were suspended and no further distributions will be made until such time as the Partnership's cash position is increased to a level that is expected to be sufficient to meet all of the anticipated capital expenditures, debt repayments, including the loan agreements restricting distributions (see
Note 5), and other working capital requirements during the next several years.

9. PROPERTY SALES:

On April 22, 1994, the joint venture which owned Sentry East, located in Blue Bell, Pennsylvania, in which the Partnership had a 50% interest, sold one of the remaining three office buildings situated in this office campus for a sale price of $1,198,500. The joint venture incurred selling expenses of $95,600. The joint venture received net Sale Proceeds of $1,102,900, of which the Partnership's share was $551,500. The (loss) reported by the Partnership for financial statement purposes was $(280,700) and was previously recorded as part of the provisions for value impairment in 1992. For tax reporting purposes, the Partnership reported a total (loss) of $(334,200) in 1994 in connection with this sale.

On June 29, 1994, the joint ventures which owned Park Central Office Park I, II and III ("Park Central"), located in Greenville, South Carolina, in which the Partnership had 50% interests, sold Park Central for a sale price of $7,250,000. The outstanding indebtedness on Park Central I and II of $7,000,000 was satisfied at closing. The joint ventures incurred selling expenses of $143,700. The joint ventures received net Sale Proceeds of $106,300, of which the Partnership's share was $53,200. The (loss) reported by the Partnership for financial statement purposes was $(4,654,100) of which a total of $(4,550,000) was previously recorded as part of the provisions for value impairment in 1992 and 1993. For tax reporting purposes, the Partnership reported a total (loss) of $(5,049,500) in 1994 in connection with this sale.

On December 29, 1994, the joint venture which owned Sentry East sold the remaining two office buildings situated in this office campus for a sale price of $1,286,300. The joint venture incurred selling expenses of $99,900. The joint venture received net Sale Proceeds of $1,186,400, of which the Partnership's share was $593,200. The gain reported by the Partnership for financial statement purposes was $292,500 which represented a partial recovery of the (loss) from provisions for value impairment recorded in 1992. For tax reporting purposes, the Partnership reported a total (loss) of $(559,500) in 1994 in connection with this sale.

In addition, pursuant to an agreement between the joint venture which owns Sentry West, in which the Partnership has a 50% interest, and the mortgage holder of the loan collateralized by Sentry West, the Partnership was obligated to pay the mortgage holder $92,100 and $299,400, respectively, from the net proceeds received from the 1994 sales at Sentry East (see Note 5 for details of this agreement).

On January 22, 1993, the Partnership sold its 50% interest in the joint venture which owns Citrus Center (formerly known as Firstate Tower). The sale, effective January 1, 1993, was pursuant to the terms of an assignment agreement by and among the Partnership, an Affiliate of the Partnership and a corporation wholly owned by this Affiliate. Net cash proceeds received by the Partnership were $3,081,400, which represented 50% of the appraised value of Citrus Center, as determined by an independent appraiser, less 50% of the outstanding principal balance under the loan collateralized by Citrus Center ($4,868,600) and legal expenses. The (loss) for financial statement purposes was $(5,778,000) and was previously recorded as part of the provisions for value impairment in 1992. For tax reporting purposes, the Partnership reported a
(loss) in 1993 of $(4,227,900).

On March 1, 1993, a joint venture in which the Partnership holds a 50% interest, sold a parcel of land at Regency Park, located in Jacksonville, Florida. The Partnership's portion of the sale price was $157,500 and selling expenses of $4,100 were incurred. The Partnership received net proceeds from this sale of $153,400, of which $79,700 was deposited in a non-interest bearing escrow held by the mortgage holder of the loan collateralized by Regency Park. For financial statement and tax reporting purposes, the Partnership reported a
(loss) of $(41,600) as a result of this transaction.

On July 1, 1993, the joint venture which owned Sentry East sold the first of the five office buildings situated in this office campus, for a total sale price of $675,000. The net sale proceeds of $613,800 plus additional funds provided by the Partnership and its Affiliated joint venture partner were used to repay the balance of the mortgage loan collateralized by the entire office campus. The Partnership utilized additional funds of $670,100 in connection with this loan repayment. The Partnership incurred a (loss) on this sale of $(124,500) for financial statement purposes which was previously recorded as part of the provisions for value impairment in 1992. For tax reporting purposes, the Partnership reported a (loss) in 1993 of $(131,000) on this sale.

On October 14, 1993, the joint venture which owned Sentry East sold the second of five office buildings situated in this office campus for a total sale price of $625,000. Selling expenses incurred were $51,900, including $7,900 in legal expenses payable to an Affiliate. The Partnership's share of the net proceeds from this sale was $290,500. The Partnership incurred a (loss) on this sale of $(189,100) for financial statement purposes which was previously recorded as part of the provisions for value impairment in 1992. For tax reporting purposes, the Partnership reported a (loss) in 1993 of $(196,300) on this sale.

All of the above sales were all-cash transactions, with no further involvement on the part of the Partnership.

10. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995, 1994 and 1993. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995, 1994 and 1993:

                 Property         1995       1994        1993
                  ----------------------------------------------
             Marquette Mall
              and Office
              Building         $3,100,000 $ 4,000,000
             Regency Park
              Shopping Center   2,000,000   1,500,000 $3,000,000
             Sentry Park West
              Office Campus                 1,500,000  2,500,000
             Burlington
              Office Center
              I, II and III       500,000   3,000,000
             Park Central
              Office Park I,
              II and III                               2,800,000
                  ----------------------------------------------
                               $5,600,000 $10,000,000 $8,300,000
                  ----------------------------------------------

The provisions for value impairment were material fourth quarter adjustments pursuant to Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". No other material adjustments were made in the fourth quarters.

Beginning on January 1, 1996 the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The General Partner believes that, based on the current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

11. SUBSEQUENT EVENT:

On March 25, 1996, the joint venture which owns Sentry West in which the Partnership has a 50% interest with an Affiliated partnership, entered into an agreement to sell Sentry West, located in Blue Bell, Pennsylvania. The closing of this transaction, expected to take place in the second quarter of 1996, is subject to the satisfaction of certain conditions and contingencies and, accordingly, may or may not be consummated. The proceeds from this sale, net of the repayment of the mortgage loan collateralized by this property, will be utilized to reduce the outstanding principal balance on the junior mortgage loan collateralized by Marquette (see Note 5 for additional information).

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995



       Column A           Column B           Column C                     Column D                         Column E
- -----------------------  -----------  --------------------------- ------------------------- ---------------------------------------
                                              Initial cost            Costs capitalized             Gross amount at which
                                             to Partnership       subsequent to acquisition       carried at close of period
                                      --------------------------- ------------------------- ---------------------------------------
                                                      Buildings                                            Buildings
                           Encum-                        and         Improve-    Carrying                     and
      Description          brances       Land        Improvements     ments      Costs (1)     Land       Improvements Total (2)(3)
- -----------------------  -----------  -----------   -------------   ----------   ---------  ----------    ------------ ------------
SHOPPING CENTERS:
- -----------------
Marquette Mall and
  Office Building
  (Michigan City, IN)
  (100% Interest)        $12,733,200  $ 2,000,000   $20,306,700     $3,681,500   $164,800   $1,930,500   $17,053,000  $18,983,500(4)

Regency Park
  Shopping Center
  (Jacksonville, FL)
  (50% Interest)           7,917,100    4,125,300    12,316,400        331,600    179,200    2,081,600(7)  8,175,900   10,257,500(4)

OFFICE BUILDINGS:
- -----------------
Sentry Park West
  Office Campus
  (Blue Bell, PA)
  (50% Interest)           4,737,600      796,800     8,881,800      2,990,200    154,600      796,800     7,026,600    7,823,400(4)

Prentice Plaza
  (Englewood, CO)
  (50% Interest)           4,875,000    1,139,600     7,390,200      1,024,200     40,800    1,139,600     8,455,200    9,594,800

Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)
  (100% Interest)         10,926,700    3,000,000    17,597,800      1,445,700     72,500    3,000,000    15,616,000   18,616,000(4)
                         -----------  -----------   -----------     ----------   --------   ----------   -----------  -----------
                         $41,189,600  $11,061,700   $66,492,900     $9,473,200   $611,900   $8,948,500   $56,326,700  $65,275,200
                         ===========  ===========   ===========     ==========   ========   ==========   ===========  ===========


      Column A               Column F      Column G    Column H       Column I
- -----------------------     -----------    ---------   ---------    ------------
                                                                      Life on
                                                                       which
                                                                     deprecia-
                                                                    tion in lat-
                              Accumu-                                est income
                               lated        Date of                  statements
                             Deprecia-     construc-     Date         is com-
      Description             tion (2)       tion      Acquired        puted
- -----------------------     -----------    ---------   ---------    ------------
SHOPPING CENTERS:
- -----------------
Marquette Mall
  and Office Building
  (Michigan City, IN)                                                   35 (5)
  (100% Interest)           $ 5,973,500      1967      Dec. 1986      2-10 (6)

Regency Park
  Shopping Center
  (Jacksonville, FL)                                                    35 (5)
  (50% Interest)              2,426,800      1985      Feb. 1988      5-10 (6)

OFFICE BUILDINGS:
- -----------------
Sentry Park West
  Office Campus
  (Blue Bell, PA)                                                       35 (5)
  (50% Interest)              3,045,300      1973      Nov. 1987      2-10 (6)

Prentice Plaza
  (Englewood, CO)                                                      35 (5)
  (50% Interest)              2,751,100      1985      Mar. 1988     2-10 (6)

Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)                                                      35 (5)
  (100% Interest)             4,354,400        (8)          (8)        2-10 (6)
                            -----------
                            $18,551,100
                           ===========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2. The following is a reconciliation of activity in columns E and F:


                                            December 31, 1995         December 31, 1994         December 31, 1993
                                        ------------------------- ------------------------- -------------------------
                                                     Accumulated               Accumulated               Accumulated
                                           Cost      Depreciation    Cost      Depreciation    Cost      Depreciation
                                        -----------  ------------ -----------  ------------ -----------  ------------
Balance at the beginning of the year    $68,940,100  $16,292,000  $ 84,445,700  $15,939,000  $102,978,600  $16,376,700

Additions during the year:

  Improvements                            1,935,100                  1,230,400                  1,848,700

  Provisions for depreciation                          2,259,100                  2,580,000                  2,865,000

Deductions during the year:

  Cost of real estate sold                                          (6,736,000)               (12,081,600)

  Accumulated depreciation on real
    estate sold                                                                  (2,227,000)                (3,302,700)

Provisions for value impairment          (5,600,000)               (10,000,000)                (8,300,000)
                                        -----------  -----------  ------------  -----------  ------------  -----------
Balance at the end of  the year         $65,275,200  $18,551,100  $ 68,940,100  $16,292,000  $ 84,445,700  $15,939,000
                                        ===========  ===========  ============  ===========  ============  ===========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1995 was $67,781,200.
Note 4. Includes provisions for value impairment. See Note 10 of Notes to Financial Statements for additional information.
Note 5. Estimated useful life in years for building.
Note 6. Estimated useful life in years for improvements.
Note 7. Land was reduced by $195,000 due to the sale of an out-parcel of land in 1993.
Note 8. Burlington Office Center I was completed in 1983, Burlington Office Center II was completed in 1985 and Burlington Office Center III was completed in 1989. Burlington Office Center I and II were purchased in September 1988 and Burlington Office Center III was purchased in September 1989.