Form 10-Q
period 1996-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1996-05-14
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended                    March 31, 1996
                           -----------------------------------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                      to
                                      --------------------    ------------------

       Commission File Number:                          0-15538
                              --------------------------------------------------


               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                               36-3364279
- -------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    March 31,
                                                       1996      December 31,
                                                   (Unaudited)       1995
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $  8,948,500  $  8,948,500
 Buildings and improvements                          56,337,200    56,326,700
- ------------------------------------------------------------------------------
                                                     65,285,700    65,275,200
Accumulated depreciation and amortization           (18,947,300)  (18,551,100)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      46,338,400    46,724,100
Cash and cash equivalents                             1,249,300     1,331,600
Restricted escrow deposit                                              79,700
Rents receivable                                        519,900       626,800
Other assets (net of accumulated amortization on
 loan acquisition costs of $950,200 and $938,300,
 respectively)                                          395,900       561,400
- ------------------------------------------------------------------------------
                                                   $ 48,503,500  $ 49,323,600
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                            $ 40,848,100  $ 41,189,600
 Front-End Fees loan payable to Affiliate             8,295,200     8,295,200
 Accounts payable and accrued expenses                1,267,300     1,300,400
 Due to Affiliates                                      242,200       114,700
 Security deposits                                      220,000       200,700
 Other liabilities                                      316,800       735,100
- ------------------------------------------------------------------------------
                                                     51,189,600    51,835,700
- ------------------------------------------------------------------------------
Partners' (deficit):
 General Partner (deficit)                           (2,686,100)   (2,512,100)
 Limited Partners (57,621 Units issued and
  outstanding)                                                0             0
- ------------------------------------------------------------------------------
                                                     (2,686,100)   (2,512,100)
- ------------------------------------------------------------------------------
                                                   $ 48,503,500  $ 49,323,600
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                    $  (288,900) $ 5,330,200  $ 5,041,300
Net (loss) for the year ended December
 31, 1995                                 (2,223,200)  (5,330,200)  (7,553,400)
- -------------------------------------------------------------------------------
Partner's (deficit), December 31, 1995    (2,512,100)           0   (2,512,100)
Net (loss) for the quarter ended March
 31, 1996                                   (174,000)                 (174,000)
- -------------------------------------------------------------------------------
Partner's (deficit), March 31, 1996      $(2,686,100) $         0  $(2,686,100)
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
- --------------------------------------------------------------------------
Income:
 Rental                                            $2,666,100  $2,615,400
 Interest                                              14,200      13,500
- --------------------------------------------------------------------------
                                                    2,680,300   2,628,900
- --------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                           156,400     167,700
  Nonaffiliates                                       869,100     927,900
 Depreciation and amortization                        408,100     575,500
 Property operating:
  Affiliates                                          134,500     126,700
  Nonaffiliates                                       574,600     563,800
 Real estate taxes                                    304,500     283,600
 Insurance--Affiliate                                  35,700      36,900
 Repairs and maintenance                              306,100     302,400
 General and administrative:
  Affiliates                                            8,100      20,100
  Nonaffiliates                                        57,200      36,000
- --------------------------------------------------------------------------
                                                    2,854,300   3,040,600
- --------------------------------------------------------------------------
Net (loss)                                         $ (174,000) $ (411,700)
- --------------------------------------------------------------------------
Net (loss) allocated to General Partner            $ (174,000) $   (4,100)
- --------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $        0  $ (407,600)
- --------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     0.00  $    (7.07)
- --------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                               $ (174,000) $ (411,700)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              408,100     575,500
  Changes in assets and liabilities:
   Decrease in rents receivable                              106,900     114,400
   Decrease in other assets                                  163,700     163,400
   (Decrease) in accounts payable and accrued expenses       (33,100)   (172,900)
   Increase in due to Affiliates                             127,500      59,600
   (Decrease) in other liabilities                          (118,300)    (19,700)
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                480,800     308,600
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (310,500)   (928,800)
 Maturity of restricted certificate of deposit and
  escrow deposits                                             79,700     107,600
- ---------------------------------------------------------------------------------
    Net cash (used for) investing activities                (230,800)   (821,200)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loan payable                                     800,000
 Principal payments on mortgage loans payable               (341,500)   (446,000)
 Payment of loan acquisition or extension fees               (10,100)     (9,900)
 Increase in security deposits                                19,300       4,200
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by financing activities    (332,300)    348,300
- ---------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                  (82,300)   (164,300)
Cash and cash equivalents at the beginning of the period   1,331,600   1,612,600
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $1,249,300  $1,448,300
- ---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                          $  877,400  $1,077,500
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. Two of these joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and one of these joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. The financial statements also include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party. The joint venture owns a 100% interest in the Burlington Office Center I, II and III. This joint venture is operated under the control of the General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the Financial Statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Cash equivalents are considered all highly liquid investments with an original maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net (loss) or Partners' capital (deficit).

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter ended March 31, 1996, the General Partner was allocated 100% of the Net (Loss) of $(174,000) in order to preclude the Limited Partners' capital accounts from being reduced to an amount less than zero.

Fees and reimbursements paid, (receivable) and payable by the Partnership to/(from) Affiliates during the quarter ended March 31, 1996 were as follows:

                                                                (Receivable)
                                                         Paid     Payable
- ----------------------------------------------------------------------------
Property management and leasing fees                   $181,800   $(11,700)
Interest expense on Front-End Fees loan (Note 3)           None    213,300
Reimbursement of property insurance premiums, at cost      None     35,700
Reimbursement of expenses, at cost:
 --Accounting                                            11,400      4,100
 --Investor communication                                 1,700        800
 --Legal                                                 22,000       None
- ----------------------------------------------------------------------------
                                                       $216,900   $242,200
- ----------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter ended March 31, 1996, ANTEC paid $156,000 in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for fees ranging from 3% to 4% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

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

As of March 31, 1996, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate paid on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter ended March 31, 1996 was 7.54%. As of March 31, 1996, the interest rate was 7.3125%.

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

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1996 and December 31, 1995 consisted of the following loans which are non-recourse unless otherwise disclosed:

                              Partnership's Share of
                               Principal Balance at      Average
      Property Pledged        -------------------------- Interest    Maturity
       as Collateral            3/31/96       12/31/95     Rate        Date
- ------------------------------------------------------------------------------
Marquette Mall and            $ 2,202,200(a) $ 2,247,600   7.75%      7/1/2002
Office Building                 1,099,000(a)   1,135,600   7.75%      7/1/2002
                                9,260,000(b)   9,350,000      8%(c)  9/30/1997
Burlington I, II and III
 Office Center                 10,899,500     10,926,700  9.875%      5/1/1997
Regency Park Shopping Center
 (50%)                          7,809,000      7,917,100        (d)        (d)
Prentice Plaza (50%)            4,865,800      4,875,000   8.46%(c) 12/19/2000
Sentry Park West Office
 Campus (50%) (e)               4,712,600      4,737,600      8%(c)  9/30/1996
- ------------------------------------------------------------------------------
                              $40,848,100    $41,189,600
- ------------------------------------------------------------------------------

(a) As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Marquette Office Building, respectively, were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998 accrued interest only shall be paid and that as of March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that as of March 1, 1998 the original terms of the mortgage loan will become effective.
(b) On March 29, 1996, the General Partner executed an amendment to the agreement dated December 29, 1994 which modified and amended the junior mortgage loan collateralized by Marquette Mall and Office Building ("Marquette"). Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of a portion of the net sale proceeds received by the Partnership from the joint venture which owns Sentry Park West Office Campus ("Sentry West"), in which the Partnership has a 50% interest, on the sale of Sentry West (see Note 5) to reduce the outstanding principal balance on the junior mortgage loan and
    5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000. The March 29, 1996 amendment is retroactive to January 1, 1996. Significant terms of the agreement dated December 29, 1994 included an extension of the maturity date until September 30, 1997 and a restriction that no distributions be made to Partners of the Partnership until the loan is fully repaid. The loan is guaranteed by the Partnership.
(c) This average interest rate represents an average for the quarter ended March 31, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreement. As of March 31, 1996, interest rates on the loans collateralized by Marquette, Prentice Plaza and Sentry West were 7.83%, 8.375% and 7.8125%, respectively.
(d) The joint venture which owns Regency Park Shopping Center, in which the Partnership has a 50% interest, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating an extension of the maturity date of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that did not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make debt service payments to the lender, based on an interim understanding between the mortgage lender and the Partnership. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.
(e) This loan is guaranteed by the Partnership and an Affiliated partnership and restricts the payment of distributions to Partners.

For additional information regarding the mortgage loans payable see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1995.

5. ASSET HELD FOR DISPOSITION:

In March 1996, the joint venture which owns Sentry West entered into an agreement to sell Sentry West, located in Blue Bell, Pennsylvania. The closing of this transaction, expected to take place in the third quarter of 1996, is subject to the satisfaction of certain conditions and contingencies and, accordingly, may or may not be consummated. The Partnership's share of the proceeds from this sale, net of the Partnership's share of the repayment of the mortgage loan collateralized by this property, will be utilized to reduce the outstanding principal balance on the junior mortgage loan collateralized by Marquette. The carrying basis, net of accumulated depreciation and amortization, of Sentry West on the Partnership's Balance Sheet as of March 31, 1996 was $4,780,100, which does not exceed the estimated fair value, less costs to sell. Net income (loss) for Sentry West, included in the Partnership's Statements of Income and Expenses, for the quarters ended March 31, 1996 and 1995 was $67,000 and $(118,200), respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                Comparative
                             Operating Results
                                    (a)
                              For the Quarters
                                   Ended
                             3/31/96     3/31/95
- --------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $1,018,000  $ 934,700
- --------------------------------------------------
Property net income (loss)  $   64,300  $ (41,600)
- --------------------------------------------------
Average occupancy                  83%        82%
- --------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $  667,100  $ 757,400
- --------------------------------------------------
Property net (loss) income  $  (37,000) $  31,400
- --------------------------------------------------
Average occupancy                  78%        81%
- --------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%)
Rental revenues             $  372,100  $ 319,100
- --------------------------------------------------
Property net income (loss)  $   67,000  $(118,200)
- --------------------------------------------------
Average occupancy                  88%        85%
- --------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  310,100  $ 306,400
- --------------------------------------------------
Property net (loss)         $  (40,100) $ (20,600)
- --------------------------------------------------
Average occupancy                  98%        97%
- --------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%)
Rental revenues             $  298,900  $ 296,200
- --------------------------------------------------
Property net (loss)         $  (10,500) $ (37,800)
- --------------------------------------------------
Average occupancy                  87%        88%
- --------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net (loss) for the quarter ended March 31, 1996 decreased $237,700 when compared to the quarter ended March 31, 1995. The decrease in net (loss) was primarily due to improved operating results totaling $318,400 at Sentry Park West Office Campus ("Sentry West"), Marquette Mall and Office Building ("Marquette") and Regency Park Shopping Center ("Regency Park") as well as lower interest expense of $11,300 on the Partnership's Front-End Fees loan due to a decrease in the variable interest rate. Partially offsetting the decrease in net (loss) was diminished operating results totaling $87,900 at Burlington Office Center I, II and III ("Burlington") and Prentice Plaza as well as an increase of $9,200 in general and administrative expenses primarily due to higher professional service fees which were partially offset by lower data processing costs.

Rental revenues increased $50,700, or 1.9% for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increase was primarily due to increases at Marquette and Sentry West primarily as a result of increases in the average base rental and quarterly occupancy rates. In addition, percentage rental income at Marquette increased as a result of higher tenant sales which determine the amount of percentage rents to be paid to the Partnership. Partially offsetting the increase in rental revenues was lower rental revenues at Burlington due to a decrease in the average quarterly occupancy rate primarily as a result of a major tenant exercising a cancellation clause in its lease in 1995 and downsizing its leasable square footage from 19,700 square feet to 2,500 square feet, a decrease of 10% of the total leasable square footage of the property. In addition, the Partnership received in 1995 a one-time lease termination fee of $60,000 from another tenant at Burlington.

Depreciation and amortization expense decreased $167,400 for the quarters under comparison. The decrease was primarily due to the fact that effective January 1, 1996, the Partnership ceased the periodic depreciation and amortization expense for depreciable and amortizable assets at Sentry West in connection with classifying the property as held for disposition. In addition, provisions for value impairment recorded during the year ended December 31, 1995 reduced the depreciable basis of Marquette, Burlington and Regency Park.

Interest expense on the Partnership's mortgage loans decreased $58,800 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The decrease was primarily due to: 1) a reduced interest rate on the mortgage loan collateralized by Regency Park 2) a lower average interest rate on the Partnership's variable rate mortgage loans and 3) lower average outstanding principal balances on all of the Partnership's mortgage loans except Prentice Plaza.

Real estate tax expense increased $20,900 for the quarterly periods under comparison. The increase was primarily due to a projected increase in the tax rate at Marquette as well as a projected increase in the assessed valuation of Prentice Plaza for real estate tax purposes. Partially offsetting the increase was a decrease in real estate tax expense at Burlington due to refunds received in 1996 for the tax years 1994 and 1995.

Property operating expense increased $18,600 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The increase was primarily due to increased professional service fees at Burlington and utility costs at Sentry West. Partially offsetting the increase was lower professional service fees at Marquette.

Insurance expense and repairs and maintenance expenses remained stable for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net loss or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net loss or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (Deficit) (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                            Comparative
                                                         Cash Flow Results
                                                      For the Quarters Ended
                                                        3/31/96      3/31/95
- -------------------------------------------------------------------------------
Cash Flow (Deficit) (as defined in the Partnership
 Agreement)                                           $   (27,700) $    17,200
Items of reconciliation:
 Principal payments on mortgage loans payable             261,800      146,600
 Decrease in current assets                               270,600      277,800
 (Decrease) in current liabilities                        (23,900)    (133,000)
- -------------------------------------------------------------------------------
Net cash provided by operating activities                $480,800  $   308,600
- -------------------------------------------------------------------------------
Net cash (used for) investing activities              $  (230,800) $  (821,200)
- -------------------------------------------------------------------------------
Net cash (used for) provided by financing activities  $  (332,300) $   348,300
- -------------------------------------------------------------------------------

The (decrease) in Cash Flow (Deficit) (as defined in the Partnership Agreement) of $(44,900) for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to an increase in the scheduled principal payments made on the Partnership's amortizing mortgage loans, partially offset by the improvement in operating results, exclusive of depreciation and amortization expense, as previously discussed.

The net decrease in the Partnership's cash for the quarter ended March 31, 1996 was primarily the result of principal payments on mortgage loans payable, net of the maturity of the restricted escrow deposit (which was used by the lender to reduce the principal balance outstanding on the mortgage loan collateralized by Regency Park), the payment of loan extension fees and payments for capital, tenant improvement and leasing costs exceeding the net cash provided by operating activities and the increase in tenant security deposits. The liquid assets of the Partnership as of March 31, 1996 were comprised of undistributed Refinancing Proceeds held for working capital purposes.

The increase in net cash provided by operating activities of $172,200 was primarily due to increases in the net cash provided by operating activities at Regency Park, Sentry West and Marquette as well as the election to defer interest payments on the Partnership's Front-End Fees loan (see Note 3 of Notes to Financial Statements for additional information). The increase was partially offset by decreases in the net cash provided by operating activities at Burlington and Prentice Plaza.

The decrease in net cash (used for) investing activities of $590,400 was primarily due to a decrease in 1996 in the cash used for capital, tenant improvement and leasing costs partially offset by the fact that the restricted certificate of deposit for Regency Park and the restricted escrow deposit for Marquette released in 1995 were greater than the escrow deposit used in 1996 by the lender to reduce the mortgage loan collateralized by Regency Park. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $310,500 for capital, tenant improvement and leasing costs and has budgeted to spend approximately $1,030,000 during the remainder of 1996. Included in the amount spent by the Partnership in 1996 is $300,000 related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the remaining 1996 budgeted amount are capital, tenant improvement and leasing costs of approximately: 1) $460,000 for Burlington; 2) $350,000 for Marquette; 3) $130,000 for Regency Park and 4) $90,000 for Prentice Plaza. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions throughout the year. As of March 31, 1996 the Partnership has $300,000 accrued as an additional liability which also relates to the refurbishment and modernization of the major department store at Marquette, and is payable in February 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash provided by (used for) financing activities changed from $348,300 for the quarter ended March 31, 1995 to $(332,300) for the quarter ended March 31, 1996. The change was primarily due to $800,000 in proceeds, net of loan fees, received in 1995 on the junior mortgage loan collateralized by Marquette as well as an increase in principal payments made in 1996 on this loan and the mortgage loan collateralized by Regency Park. The change was partially offset by lower principal payments made in 1996 on the mortgage loan collateralized by Sentry West and an increase in the amount of tenant security deposits held by the Partnership.

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

In March 1996, the Partnership entered into a contract to sell Sentry West. If the sale is not consummated by September 30, 1996, the loan's maturity date, the General Partner will

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) pursue an extension or refinancing of the loan. There can be no assurance that a sale, extension or refinancing will be completed by September 30, 1996.

As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Marquette Office Building, individually, were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998 accrued interest only shall be paid and that as of March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that as of March 1, 1998 the original terms of the mortgage loan will become effective.

On March 29, 1996, the Partnership executed an amendment to the agreement dated December 29, 1994 which modified and amended the junior mortgage loan collateralized by Marquette. Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of the net sale proceeds on the sale of Sentry West (see Note 5 of Notes to Financial Statements) to reduce the outstanding principal balance on the junior mortgage loan and 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000. The March 1996 amendment is retroactive to January 1, 1996.

The joint venture which owns Regency Park, in which the Partnership has a 50% interest, is in default under the terms of the mortgage loan which matured on January 1, 1996. The General Partner is negotiating an extension of the maturity date of the mortgage loan. If consummated, the agreement for such extension of the loan may include a change in interest rate, modified payment terms and other provisions that did not exist in the matured loan. Since January 1, 1996, the Partnership has continued to make debt service payments to the lender, based on an interim understanding between the mortgage lender and the Partnership. There can be no assurance that the Partnership and mortgage lender will consummate an extension of this loan.

The recourse junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington mature in 1997, exclusive of the option to extend the maturity date of the junior mortgage loan mentioned above. The Partnership's ability to satisfy these maturities is dependent upon the successful sale or refinancing of these properties prior to their respective loan maturity dates.

As of March 31, 1996, 67 of the 237 tenants at the Partnership's properties have leases totaling 184,443 square feet that expire during 1997. Total base rental revenues budgeted to be collected from these 67 tenants for the year ending December 31, 1996 are $1,981,200. Of this amount, $562,900 relates to two tenants at Burlington. Notwithstanding the market rental rates that may be in effect at the time these leases mature, the Partnership faces a significant amount of uncertainty with respect to the occupancy at its properties in 1997 and possibly beyond. The General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy levels and rental revenues of the Partnership's portfolio.

The Partnership has significant financial obligations during the remainder of 1996 and beyond. As disclosed in the Partnership's annual report for the year ended December 31, 1995, terms of the mortgage loans collateralized by certain of the Partnership's properties have substantial principal payment requirements. Two of the loans, collateralized by Sentry West and Regency Park, whose March 31, 1996 principal balances totaled $12,521,600, have matured or will mature during 1996. As described above, in March 1996, the Partnership entered into an agreement to sell Sentry West and is in negotiations with the lender for an extension of the maturity date for the defaulted Regency Park loan. In addition, the Partnership anticipates incurring substantial capital, tenant improvement and leasing costs during the remainder of 1996. Net cash provided by operating activities may not be sufficient to meet the above debt service and capital expenditure requirements for the year ending December 31, 1996. As a result of these issues, together with the need to have sufficient working capital to potentially retenant properties with leases expiring in 1997 and any restrictions that currently exist or may result from any refinancings, loan extensions or modifications, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. The General Partner continues to review other sources of cash available to the Partnership, which includes the sale or refinancing of the Partnership's properties. No assurance can be given as to the timing or successful completion of any future transactions. The General Partner currently believes that the amount of the Partnership's existing cash reserves, combined with any additional net proceeds to be received from sales or refinancings of any properties, as well as the option to defer payments of interest on the Front-End Fees loan (see Note 3 of Notes to Financial Statements) are sufficient to cover planned expenditures for 1996. Since there can be no assurance that the sale or refinancing of Sentry West will occur prior to the maturity of its loan or that the Partnership will successfully complete any other transactions, including the extension of the mortgage loan collateralized by Regency Park, the Partnership may have inadequate liquidity to meet its mortgage loan obligations which could result in the foreclosure of either property. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than half of such Limited Partners' original Capital Investment.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K:

              There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                         BY: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER


Date:  May 13, 1996      By: /s/     DOUGLAS CROCKER II
       ------------          --------------------------------------
                                     DOUGLAS CROCKER II
                             President and Chief Executive Officer


Date:  May 13, 1996      By: /s/      NORMAN M. FIELD
       ------------          --------------------------------------
                                      NORMAN M. FIELD
                             Vice President - Finance and Treasurer