Form 10-Q
period 1996-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1996-08-14
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                          June 30, 1996
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________


     Commission File Number:                        0-15538
                              --------------------------------------------------


               First Capital Income Properties, LTD.--Series XI
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Illinois                                               36-3364279
- --------------------------------                             -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 950, Chicago, Illinois              60606-2607
- ------------------------------------------------------            --------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     June 30,
                                                       1996      December 31,
                                                   (Unaudited)       1995
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $  8,948,500  $  8,948,500
 Buildings and improvements                          56,379,300    56,326,700
- ------------------------------------------------------------------------------
                                                     65,327,800    65,275,200
Accumulated depreciation and amortization           (19,333,100)  (18,551,100)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                      45,994,700    46,724,100
Cash and cash equivalents                             1,708,000     1,331,600
Restricted escrow deposit                                              79,700
Rents receivable                                        449,800       626,800
Other assets (net of accumulated amortization on
 loan acquisition costs of $982,700 and $938,300,
 respectively)                                          220,800       561,400
- ------------------------------------------------------------------------------
                                                    $48,373,300  $ 49,323,600
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                            $ 40,624,600  $ 41,189,600
 Front-End Fees loan payable to Affiliate             8,295,200     8,295,200
 Accounts payable and accrued expenses                1,380,500     1,300,400
 Due to Affiliates                                      422,300       114,700
 Security deposits                                      224,000       200,700
 Other liabilities                                      316,800       735,100
- ------------------------------------------------------------------------------
                                                     51,263,400    51,835,700
- ------------------------------------------------------------------------------
Partners' (deficit):
 General Partner (deficit)                           (2,890,100)   (2,512,100)
 Limited Partners (57,621 Units issued and
  outstanding)                                                0             0
- ------------------------------------------------------------------------------
                                                     (2,890,100)   (2,512,100)
- ------------------------------------------------------------------------------
                                                    $48,373,300  $ 49,323,600
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners      Total
- -----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                        $  (288,900) $5,330,200  $ 5,041,300
Net (loss) for the year ended
 December 31, 1995                       (2,223,200) (5,330,200)  (7,553,400)
- -----------------------------------------------------------------------------
Partner's (deficit), December 31, 1995   (2,512,100)          0   (2,512,100)
Net (loss) for the six months ended
 June 30, 1996                             (378,000)                (378,000)
- -----------------------------------------------------------------------------
Partner's (deficit), June 30, 1996      $(2,890,100) $        0  $(2,890,100)
- -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
- --------------------------------------------------------------------------
Income:
 Rental                                            $2,646,400  $2,671,100
 Interest                                              16,600      16,600
- --------------------------------------------------------------------------
                                                    2,663,000   2,687,700
- --------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                           154,900     169,400
  Nonaffiliates                                       846,900     934,700
 Depreciation and amortization                        418,300     581,300
 Property operating:
  Affiliates                                          148,100     146,800
  Nonaffiliates                                       476,800     491,000
 Real estate taxes                                    412,900     336,400
 Insurance--Affiliate                                  37,400      20,700
 Repairs and maintenance                              324,900     315,900
 General and administrative:
  Affiliates                                            9,200       7,100
  Nonaffiliates                                        37,600      60,500
- --------------------------------------------------------------------------
                                                    2,867,000   3,063,800
- --------------------------------------------------------------------------
Net (loss)                                         $ (204,000) $ (376,100)
- --------------------------------------------------------------------------
Net (loss) allocated to General Partner            $ (204,000) $   (3,800)
- --------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $        0  $ (372,300)
- --------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     0.00  $    (6.46)
- --------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996        1995
- --------------------------------------------------------------------------
Income:
 Rental                                            $5,312,500  $5,286,500
 Interest                                              30,800      30,100
- --------------------------------------------------------------------------
                                                    5,343,300   5,316,600
- --------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                           311,300     337,100
  Nonaffiliates                                     1,716,000   1,862,600
 Depreciation and amortization                        826,400   1,156,800
 Property operating:
  Affiliates                                          282,600     285,600
  Nonaffiliates                                     1,051,400   1,042,700
 Real estate taxes                                    717,400     620,000
 Insurance--Affiliate                                  73,100      57,600
 Repairs and maintenance                              631,000     618,300
 General and administrative:
  Affiliates                                           17,300      15,100
  Nonaffiliates                                        94,800     108,600
- --------------------------------------------------------------------------
                                                    5,721,300   6,104,400
- --------------------------------------------------------------------------
Net (loss)                                         $ (378,000) $ (787,800)
- --------------------------------------------------------------------------
Net (loss) allocated to General Partner            $ (378,000) $   (7,900)
- --------------------------------------------------------------------------
Net (loss) allocated to Limited Partners           $        0  $ (779,900)
- --------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     0.00  $   (13.53)
- --------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1996        1995
- ---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss)                                               $ (378,000) $ (787,800)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              826,400   1,156,800
  Changes in assets and liabilities:
   Decrease in rents receivable                              177,000      26,900
   Decrease in other assets                                  311,300     267,000
   Increase (decrease) in accounts payable and accrued
    expenses                                                  80,100    (276,500)
   (Decrease) increase in due to Affiliates                  (60,600)     14,200
   (Decrease) increase in other liabilities                 (118,300)        200
- ---------------------------------------------------------------------------------
    Net cash provided by operating activities                837,900     400,800
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (352,600) (1,023,600)
 Maturity of restricted certificate of deposit                            75,000
 Release of restricted escrow deposit                         79,700      32,600
- ---------------------------------------------------------------------------------
    Net cash (used for) investing activities                (272,900)   (916,000)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loan payable                                     800,000
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                  368,200
 Principal payments on mortgage loans payable               (565,000)   (595,700)
 Payment of loan acquisition and extension fees              (15,100)    (32,900)
 Increase in security deposits                                23,300      13,000
- ---------------------------------------------------------------------------------
    Net cash (used for) provided by financing activities    (188,600)    184,400
- ---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         376,400    (330,800)
Cash and cash equivalents at the beginning of the period   1,331,600   1,612,600
- ---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $1,708,000  $1,281,800
- ---------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period             $        0  $  329,500
- ---------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period         $1,726,300  $1,863,000
- ---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

The financial statements also include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party. The joint venture owns a 100% interest in the Burlington Office Center I, II and III. This joint venture is operated under the control of the General Partner. Accordingly, the Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and partners' capital in the financial statements.

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

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net (loss) or Partners' (deficit).

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1996, the General Partner was allocated 100% of the Net (Losses) of $(204,000) and $(378,000), respectively, in order to preclude the Limited Partners' capital accounts from being reduced to an amount less than zero.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
- ------------------------------------------------------------------------------
Property management and leasing fees              $ 68,700  $250,500  $ 49,300
Interest expense on Front- End Fees loan (Note
 3)                                                   None      None   368,200
Reimbursement of property insurance premiums, at
 cost                                               73,100    73,100      None
Reimbursement of expenses, at cost:
 --Accounting                                        7,900    19,300     4,300
 --Investor communication                            1,300     3,000       500
 --Legal                                            28,400    50,400      None
- ------------------------------------------------------------------------------
                                                  $179,400  $396,300  $422,300
- ------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1996, ANTEC paid $116,100 and $272,100, respectively, in rent. The Partnership owns a 50% joint venture interest in these rents. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

(Unaudited)
On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for fees ranging from 3% to 4% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management, leasing and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of June 30, 1996, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and six months ended June 30, 1996 was 7.50%. As of June 30, 1996, the interest rate was 7.41%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. At June 30, 1996, the amount of interest deferred pursuant to this modification was $368,200.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1996 and December 31, 1995 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                                Partnership's Share of
                                 Principal Balance at      Average
                                -------------------------- Interest    Maturity
Property Pledged as Collateral    6/30/96       12/31/95     Rate        Date
- --------------------------------------------------------------------------------
Marquette Mall and              $ 2,202,200(a) $ 2,247,600   7.75%      7/1/2002
 Office Building                  1,073,900(a)   1,135,600   7.75%      7/1/2002
                                  9,170,000(b)   9,350,000      8%(c)  9/30/1997
Burlington I, II and
 III Office Center               10,871,800     10,926,700  9.875%      5/1/1997
Regency Park
 Shopping Center (50%)            7,776,400      7,917,100   (d)         (d)
Prentice Plaza (50%)              4,856,600      4,875,000   7.91%(c) 12/19/2000
Sentry Park West
 Office Campus (50%)(e)           4,673,700      4,737,600   7.97%(c)  9/30/1996
- --------------------------------------------------------------------------------
                                $40,624,600    $41,189,600
- --------------------------------------------------------------------------------

(a) As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Marquette Office Building, respectively, were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998 accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.
(b) On March 29, 1996, an amendment to the agreement dated December 29, 1994 was executed which modified and amended the junior mortgage loan collateralized by Marquette Mall and Office Building ("Marquette"). Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of a portion of the net sale proceeds received by the Partnership from the joint venture which owns Sentry Park West Office Campus ("Sentry West"), in which the Partnership has a 50% interest, on the sale of Sentry West (see
    Note 5) to reduce the outstanding principal balance on the junior mortgage loan and 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000. The March 29, 1996 amendment was retroactive to January 1, 1996. Terms of the existing agreement include a maturity date of September 30, 1997 and a prohibition on distributions to Partners of the Partnership until the loan is fully repaid. The loan is guaranteed by the Partnership.
(c) This average interest rate represents an average for the six months ended June 30, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of June 30, 1996, interest rates on the loans collateralized by Marquette, Prentice Plaza and Sentry West were 7.94%, 7.19% and 7.94%, respectively.
(d) The joint venture which owns Regency Park Shopping Center ("Regency Park"), in which the Partnership has a 50% interest with Affiliated partnerships, is in default under the terms of its mortgage loan which matured on January 1, 1996. The General Partner is finalizing negotiations with the lender to modify the terms of this mortgage loan. As of the date of this report, the General Partner and the lender have substantially agreed to the following, which would be retroactive to January 1, 1996: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the proposed modification agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, will be required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park. This agreement has not yet been executed, and there can be no assurance that an agreement will be finalized. The General Partner believes that a modification agreement will be finalized incorporating the above provisions. Since January 1, 1996, the joint venture has made sufficient remittances to the lender to comply with the terms of the above described modification.
(e) This loan is guaranteed by the Partnership and an Affiliated partnership and restricts the payment of distributions to Partners.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's annual report for the year ended December 31, 1995.

5. ASSET HELD FOR DISPOSITION:

In March 1996, the joint venture which owns Sentry West entered into an agreement to sell Sentry West. The Partnership's share of the sale price is $5,825,000. The closing of this transaction, expected to take place in the third quarter of 1996, is subject to the satisfaction of certain conditions and contingencies and, accordingly, may or may not be consummated. The Partnership's share of the proceeds from this sale, net of the Partnership's share of the repayment of the mortgage loan collateralized by this property, will be utilized to reduce the outstanding principal balance on the junior mortgage loan collateralized by Marquette. The carrying basis, net of accumulated depreciation and amortization, of Sentry West on the Partnership's Balance Sheet as of June 30, 1996 was $4,781,400, which does not exceed the estimated fair value, less costs to sell. Net income for Sentry West, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1996 was $102,700 and $169,700, respectively. Net
(loss) for Sentry West, included in the Partnership's Statements of Income and Expenses, for the quarter and six months ended June 30, 1995 was $(78,400) and $(196,600), respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                Comparative Operating Results (a)
                             For the Quarters      For the Six Months
                                   Ended                  Ended
                            6/30/96    6/30/95     6/30/96     6/30/95
- -------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $911,200  $1,079,500  $1,929,200  $2,014,200
- -------------------------------------------------------------------------
Property net (loss) income  $(58,300) $   29,000  $    6,000  $  (12,600)
- -------------------------------------------------------------------------
Average occupancy                82%         82%         82%         82%
- -------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
- -------------------------------------------------------------------------
Rental revenues             $666,700  $  707,700  $1,333,800  $1,465,200
- -------------------------------------------------------------------------
Property net (loss) income  $(44,200) $   34,600  $  (81,200) $   65,900
- -------------------------------------------------------------------------
Average occupancy                78%         78%         78%         80%
- -------------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%)
Rental revenues             $386,000  $  344,600  $  758,100  $  663,700
- -------------------------------------------------------------------------
Property net income (loss)  $102,700  $  (78,400) $  169,700  $ (196,600)
- -------------------------------------------------------------------------
Average occupancy                87%         86%         87%         86%
- -------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $381,000  $  242,400  $  691,000  $  548,700
- -------------------------------------------------------------------------
Property net (loss)         $(17,700) $  (88,500) $  (57,800) $ (109,100)
- -------------------------------------------------------------------------
Average occupancy                99%         97%         99%         97%
- -------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%)
Rental revenues             $301,500  $  296,900  $  600,400  $  593,100
- -------------------------------------------------------------------------
Property net income (loss)  $ 10,900  $  (37,500) $      400  $  (75,300)
- -------------------------------------------------------------------------
Average occupancy                88%         88%         88%         88%
- -------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net (loss) for the quarter and six months ended June 30, 1996 decreased by $172,100 and $409,800, respectively, when compared to the quarter and six months ended June 30, 1995. The decreases in net (loss) were primarily due to improved operating results totaling $300,300 and $493,300, respectively, at Sentry Park West Office Campus ("Sentry West"), Regency Park Shopping Center ("Regency Park") and Prentice Plaza. Decreases in interest expense of $14,500 and $25,800, respectively, on the Partnership's Front-End Fees loan, due to a decrease in the variable interest rate, and a decrease in general and administrative expenses of $20,800 and $11,600, respectively, primarily due to lower data processing costs also contributed to the decrease in net (loss). Partially offsetting the decreases in net (loss) were diminished operating results of $78,800 and $147,100, respectively, at Burlington Office Center I, II and III ("Burlington"). Operating results at Marquette Mall and Office Building ("Marquette") diminished $87,300 for the quarters under comparison and improved $18,600 for the six month periods under comparison.

Rental revenues decreased by $24,700 or 0.9%, for the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995 and increased by $26,000 or 0.5%, for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The changes in rental revenues were primarily due to: 1) increases at Prentice Plaza, primarily due to increases in tenant expense reimbursements; 2) increases at Sentry West, primarily as a result of increases in the average base rental and occupancy rates; 3) decreases at Marquette, primarily due to lower tenant expense reimbursements and 4) decreases at Burlington, primarily due to lower base rental rates and the receipt in 1995 of $60,000 as consideration for the early termination of a tenant's lease.

Depreciation and amortization expense decreased by $163,000 and $330,400, for the quarter and six months under comparison, respectively. The decreases were primarily due to the fact that effective January 1, 1996, the Partnership ceased the periodic depreciation and amortization expense for depreciable and amortizable assets of Sentry West in connection with classifying the property as held for disposition. In addition, provisions for value impairment recorded during the year ended December 31, 1995 reduced the depreciable basis of Marquette, Burlington and Regency Park.

Interest expense on the Partnership's mortgage loans decreased by $87,800 and $146,600 for the quarter and six months ended June 30, 1996, respectively, when compared to the quarter and six months ended June 30, 1995. The decreases were primarily due to: 1) a reduced interest rate on the mortgage loan collateralized by Regency Park 2) lower average interest rates on the Partnership's variable rate mortgage loans and 3) lower average outstanding principal balances on all of the Partnership's mortgage loans except Prentice Plaza.

Real estate tax expense increased by $76,500 and $97,400 respectively for the quarterly and six month periods under comparison. The increases were primarily due to a projected increase in the tax rate at Marquette as well as a projected increase in the assessed valuation of Prentice Plaza for real

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) estate tax purposes. Partially offsetting the increase for the six months was a decrease in real estate tax expense at Burlington due to refunds received in 1996 for the tax years 1994 and 1995.

Repairs and maintenance, property operating and insurance expenses remained relatively stable for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                         Comparative Cash
                                                         Flow Results For
                                                          the Six Months
                                                               Ended
                                                         6/30/96    6/30/95
- -----------------------------------------------------------------------------
Cash Flow (Deficit) (as defined in the Partnership
 Agreement)                                             $ (36,900) $  72,700
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable   485,300    296,300
 Decrease in current assets                               488,300    293,900
 (Decrease) in current liabilities                        (98,800)  (262,100)
- -----------------------------------------------------------------------------
Net cash provided by operating activities               $ 837,900  $ 400,800
- -----------------------------------------------------------------------------
Net cash (used for) investing activities                $(272,900) $(916,000)
- -----------------------------------------------------------------------------
Net cash (used for) provided by financing activities    $(188,600) $ 184,400
- -----------------------------------------------------------------------------

The (decrease) in Cash Flow (Deficit) (as defined in the Partnership Agreement) of $(109,600) for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily due to an increase in the scheduled principal payments made on the Partnership's amortizing mortgage loans, partially offset by the improvement in operating results, exclusive of depreciation and amortization expense, as previously discussed.

The net increase in the Partnership's cash for the six months ended June 30, 1996 was primarily the result of net cash provided by operating activities exceeding principal payments on mortgage loans payable and payments for capital, tenant improvement and leasing costs. The liquid assets of the Partnership as of June 30, 1996 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $437,100 was primarily due to increases in the net cash provided by operating activities at Marquette, Regency Park and Sentry West. The increase was partially offset by decreases in the net cash provided by operating activities at Burlington and Prentice Plaza.

The decrease in net cash used for investing activities of $643,100 was primarily due to a decrease in 1996 in the cash used for capital, tenant improvement and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1996, the Partnership spent $352,600 for capital, tenant improvement and leasing costs and has projected to spend approximately $975,000 during the remainder of 1996. Included in the amount spent by the Partnership in 1996 is $300,000 related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the remaining 1996 projected amount are capital, tenant improvement and leasing costs of approximately: 1) $445,000 for Burlington; 2) $220,000 for Marquette; 3) $130,000 for Sentry West; 4) $115,000 for Regency Park and 5) $65,000 for Prentice Plaza. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions throughout the year. As of June 30, 1996 the Partnership has accrued $300,000 as an additional liability, which also relates to the refurbishment and modernization of the major department store at Marquette and is payable in February 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash provided by (used for) financing activities changed from $184,400 for the six months ended June 30, 1995 to $(188,600) for the six months ended June 30, 1996. The change was primarily due to $800,000 in proceeds, net of loan fees, received in 1995 on the junior mortgage loan collateralized by Marquette. The net change was partially offset by the deferral of interest payments on the Partnership's Front-End Fees loan (see Note 3 of Notes to Financial Statements for additional information) and a net decrease in principal payments in 1996 on mortgage loans payable.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest.

In March 1996, the joint venture which owns Sentry West entered into a contract to sell Sentry West. The Partnership's share of the sale price is $5,825,000. If the sale is not consummated by September 30, 1996, the loan's maturity date, the General Partner will pursue an extension or refinancing of the loan. There can be no assurance that a sale, extension or refinancing will be completed by September 30, 1996.

As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Marquette Office Building, individually, were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998 accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.

On March 29, 1996, the Partnership executed an amendment which modified and amended the junior mortgage loan collateralized by Marquette. Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of the net sale proceeds on the sale of Sentry West (see Note 5 of Notes to financial statements) to reduce the outstanding principal balance on the junior mortgage loan and 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000. The March 1996 amendment is retroactive to January 1, 1996. Terms of the existing loan include a prohibition on distributions to Limited Partners and a guarantee by the Partnership.

The joint venture which owns Regency Park, in which the Partnership has a 50% interest with Affiliated partnerships, is in default under the terms of its mortgage loan which matured on January 1, 1996. The General Partner is finalizing negotiations with the lender to modify the terms of this mortgage loan. As of the date of this report, the General Partner and the lender have substantially agreed to the following, which would be retroactive to January 1, 1996: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the proposed modification agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, will be required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park. This agreement has not yet been executed, and there can be no assurance that an agreement will be finalized. The General Partner believes that a modification agreement will be finalized incorporating the above provisions. Since January 1, 1996, the joint venture has made sufficient remittances to the lender to comply with the terms of the above described modification.

The recourse junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington mature in 1997, exclusive of the option to extend the maturity date of the junior mortgage loan mentioned above. The Partnership's ability to satisfy these maturities is dependent upon the successful sale or refinancing of these properties by their respective loan maturity dates.

As of June 30, 1996, 72 of the 235 tenants at the Partnership's properties have leases totaling 201,726 square feet that expire during 1997. Total base rental revenues budgeted to be collected from these 72 tenants for the year ending December 31, 1996 are $2,044,400. Of this amount, $562,900 relates to two tenants at Burlington. Notwithstanding the market rental rates that may be in effect at the time these leases mature, the Partnership faces a significant amount of uncertainty with respect to the occupancy at its properties in 1997 and possibly beyond. The General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy levels and rental revenues of the Partnership's portfolio.

The Partnership has significant financial obligations during the remainder of 1996 and beyond. As disclosed in the Partnership's annual report for the year ended December 31, 1995, terms of the mortgage loans collateralized by certain of the Partnership's properties have substantial principal payment requirements. Two of the loans, collateralized by Sentry West and Regency Park, whose June 30, 1996 principal balances totaled $12,450,100, have matured or will mature during 1996. As described above, in March 1996, the Partnership entered into an agreement to sell Sentry West and is in negotiations with the lender for an extension of the maturity date for the defaulted Regency Park loan. In addition, the Partnership anticipates incurring substantial capital, tenant improvement and leasing costs during the remainder of 1996. Net cash provided by operating activities may not be sufficient to meet the above debt service and capital expenditure requirements for the year ending December 31, 1996. As a result of these issues, together with the need to generate sufficient working capital to potentially retenant properties with leases expiring in 1997 and any restrictions that currently exist or may result from any refinancings, loan extensions or modifications, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. The General Partner continues to review other sources of cash available to the Partnership, which includes the sale or refinancing of the Partnership's properties. No assurance can be given as to the timing or successful completion of any future transactions. The General Partner

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) currently believes that the amount of the Partnership's existing cash reserves, combined with any additional net proceeds to be received from sales or refinancings of any properties, as well as the option to defer payments of interest on the Front-End Fees loan (see Note 3 of Notes to financial statements) are sufficient to cover planned expenditures for 1996. Since there can be no assurance that the sale or refinancing of Sentry West will occur prior to the maturity of its loan or that the Partnership will successfully complete any other transactions, including the extension of the mortgage loan collateralized by Regency Park, the Partnership may have inadequate liquidity to meet its mortgage loan obligations which could result in the foreclosure of either property. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' Original Capital Contribution. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FIRST CAPITAL INCOME PROPERTIES, LTD.-SERIES XI

                                 BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                      GENERAL PARTNER

Date:  August 14, 1996           By:  /s/        DOUGLAS CROCKER II
       ---------------                -------------------------------------
                                                 DOUGLAS CROCKER II
                                      President and Chief Executive Officer


Date:  August 14, 1996           By:  /s/         NORMAN M. FIELD
       ---------------                -------------------------------------
                                                  NORMAN M. FIELD
                                      Vice President-Finance and Treasurer