Form 10-Q
period 1996-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1996-11-14
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                  September 30, 1996
                             -------------------------------------------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________________ to __________________

    Commission File Number                           0-15538
                                   -------------------------------------------

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Illinois                                                36-3364279
---------------------------                                  -----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
--------------------------------------------------------     -----------------
(Address of principal executive offices)                       (Zip Code)

                                (312) 207-0020
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated September 12, 1985, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1996      December 31,
                                                   (Unaudited)      1995
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 8,151,700  $ 8,948,500
 Buildings and improvements                         49,503,400   56,326,700
----------------------------------------------------------------------------
                                                    57,655,100   65,275,200
Accumulated depreciation and amortization          (16,674,300) (18,551,100)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     40,980,800   46,724,100
Cash and cash equivalents                            1,383,600    1,331,600
Restricted certificates of deposit and escrow
 deposits                                                            79,700
Rents receivable                                       592,100      626,800
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $931,900 and
 $938,300, respectively)                               362,300      561,400
----------------------------------------------------------------------------
                                                   $43,318,800  $49,323,600
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                            $34,889,200  $41,189,600
 Front-End Fees Loan payable to Affiliate            8,295,200    8,295,200
 Accounts payable and accrued expenses               1,333,900    1,300,400
 Due to Affiliates                                     588,800      114,700
 Security deposits                                     166,700      200,700
 Other liabilities                                     328,400      735,100
----------------------------------------------------------------------------
                                                    45,602,200   51,835,700
----------------------------------------------------------------------------
Partners' (deficit):
 General Partner                                    (2,283,400)  (2,512,100)
 Limited Partners (57,621 Units issued and
  outstanding)                                               0            0
----------------------------------------------------------------------------
                                                    (2,283,400)  (2,512,100)
----------------------------------------------------------------------------
                                                   $43,318,800  $49,323,600
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                         $  (288,900) $ 5,330,200  $ 5,041,300
Net (loss) for the
 year ended
 December 31, 1995                        (2,223,200)  (5,330,200)  (7,553,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                        (2,512,100)           0   (2,512,100)
Net income for the nine months ended
 September 30, 1996                          228,700            0      228,700
-------------------------------------------------------------------------------
Partners' (deficit), September 30, 1996  $(2,283,400) $         0  $(2,283,400)
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996       1995
---------------------------------------------------------------------------
Income:
 Rental                                              $2,646,400 $2,489,300
 Interest                                                15,200     12,600
 Gain on sale of property                               822,000
---------------------------------------------------------------------------
                                                      3,483,600  2,501,900
---------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                             157,200    168,700
 Nonaffiliates                                          802,600    929,700
 Depreciation and amortization                          399,400    596,600
 Property operating:
 Affiliates                                             122,400    160,800
 Nonaffiliates                                          571,100    595,200
 Real estate taxes                                      445,500    334,100
 Insurance--Affiliate                                    33,300     26,700
 Repairs and maintenance                                302,900    294,700
 General and administrative:
 Affiliates                                              37,100     16,000
 Nonaffiliates                                            5,400     34,900
---------------------------------------------------------------------------
                                                      2,876,900  3,157,400
---------------------------------------------------------------------------
Net income (loss)                                    $  606,700 $ (655,500)
---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $  606,700 $   (6,600)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $        0 $ (648,900)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (57,621 Units outstanding)                     $     0.00 $   (11.26)
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1996       1995
----------------------------------------------------------------------------
Income:
 Rental                                              $7,958,900 $ 7,775,800
 Interest                                                46,000      42,700
 Gain on sale of property                               822,000
----------------------------------------------------------------------------
                                                      8,826,900   7,818,500
----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                             468,500     505,800
 Nonaffiliates                                        2,518,600   2,792,300
 Depreciation and amortization                        1,225,800   1,753,400
 Property operating:
 Affiliates                                             405,000     446,400
 Nonaffiliates                                        1,622,500   1,637,900
 Real estate taxes                                    1,162,900     954,100
 Insurance--Affiliate                                   106,400      84,300
 Repairs and maintenance                                933,900     913,000
 General and administrative:
 Affiliates                                              54,400      31,100
 Nonaffiliates                                          100,200     143,500
----------------------------------------------------------------------------
                                                      8,598,200   9,261,800
----------------------------------------------------------------------------
Net income (loss)                                    $  228,700 $(1,443,300)
----------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $  228,700 $   (14,400)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $        0 $(1,428,900)
----------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (57,621 Units outstanding)                     $     0.00 $    (24.80)
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1996        1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                      $  228,700  $(1,443,300)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
 Depreciation and amortization                           1,225,800    1,753,400
 (Gain) on sale of property                               (822,000)
 Changes in assets and liabilities:
  Decrease (increase) in rents receivable                   34,700      (45,100)
  Decrease (increase) in other assets                      153,700       (1,900)
  Increase (decrease) in accounts payable and accrued
   expenses                                                 33,500      (77,700)
  Increase in due to Affiliates                              5,600       30,600
  (Decrease) increase in other liabilities                (106,700)      32,700
--------------------------------------------------------------------------------
   Net cash provided by operating activities               753,300      248,700
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial rental property        5,612,500
 Payments for capital and tenant improvements             (505,800)  (1,197,000)
 Maturity of restricted certificate of deposit                           75,000
 Release of restricted certificate of deposit and
  escrow deposits                                           79,700       32,600
--------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities  5,186,400   (1,089,400)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loan payable                                  1,000,000
 Repayment of mortgage loan payable                     (4,568,700)
 Principal payments on mortgage loans payable           (1,731,700)    (748,500)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                468,500
 Loan acquisition costs incurred                           (21,800)     (32,900)
 (Decrease) increase in security deposits                  (34,000)       5,000
--------------------------------------------------------------------------------
   Net cash (used for) provided by financing activities (5,887,700)     223,600
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        52,000     (617,100)
Cash and cash equivalents at the beginning of the
 period                                                  1,331,600    1,612,600
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period      $1,383,600  $   995,500
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to Affiliate during the period                 None  $   499,500
--------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period       $2,615,300  $ 2,790,700
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996, are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in three joint ventures with Affiliated partnerships. Two of these joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and one of these joint ventures was formed for the purpose of acquiring a preferred majority interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The financial statements also include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party. The joint venture owns a 100% interest in the Burlington Office Center I, II and III. This joint venture is operated under the control of the General Partner. Accordingly, the Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and Partner's capital in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General

(Unaudited)
Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1996, the General Partner was allocated 100% of the Net Profits of $606,700 and $228,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                       Paid
                                               --------------------
                                               Quarter  Nine Months Payable
----------------------------------------------------------------------------
Property management and leasing fees           $122,200  $372,700   $ 49,400
Interest expense on Front-End Fees loan (Note
 3)                                                None      None    525,400
Reimbursement of property insurance premiums,
 at cost                                         33,300   106,400       None
Reimbursement of expenses, at cost:
 --Accounting                                     5,100    24,400      8,200
 --Investor communication                           700     3,700      1,300
 --Legal                                         38,100    88,500      4,500
----------------------------------------------------------------------------
                                               $199,400  $595,700   $588,800
----------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1996, ANTEC paid $167,500 and $439,600, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

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

As of September 30, 1996, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the quarter and nine months ended September 30, 1996 was 7.44%. As of September 30, 1996, the interest rate was 7.41%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. During the quarter ended September 30, 1996, this loan was transferred to another Affiliate of the General Partner. As of September 30, 1996, the amount of interest deferred pursuant to this modification was $525,400.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1996 and December 31, 1995 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                              Partnership's Share of
                               Principal Balance at      Average
    Property Pledged as       -------------------------- Interest    Maturity
         Collateral             9/30/96       12/31/95     Rate        Date
------------------------------------------------------------------------------
Marquette Mall and Office
 Building                     $ 2,202,200(a) $ 2,247,600   7.75%      7/1/2002
                                1,048,900(a)   1,135,600   7.75%      7/1/2002
                                8,215,500(b)   9,350,000   7.94%(c)  9/30/1997
Burlington I, II and III
 Office Center                 10,843,300     10,926,700  9.875%      5/1/1997
Regency Park Shopping Center
 (50%)(d)                       7,731,900      7,917,100   7.50%    12/31/1997
Prentice Plaza (50%)            4,847,400      4,875,000   7.63%(c) 12/19/2000
Sentry Park West Office
 Campus (50%)(e)                               4,737,600   7.94%(c)        (e)
------------------------------------------------------------------------------
                              $34,889,200    $41,189,600
------------------------------------------------------------------------------

(a) As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Marquette Office Building ("Marquette"), respectively, were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998, accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.
(b) On March 29, 1996, an amendment to the agreement dated December 29, 1994 was executed which modified and amended the junior mortgage loan collateralized by Marquette. Significant terms of the amendment included:
    1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000;
    2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on

(Unaudited)
  July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of a portion of the net sale proceeds received by the Partnership from the joint venture which owned Sentry Park West Office Campus ("Sentry West"), in which the Partnership has a 50% interest, on the sale of Sentry West (see
  Note 5) to reduce the outstanding principal balance on the junior mortgage loan; 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000 and 6) to the extent that proceeds from the sale of Sentry West utilized to reduce this loan exceed $700,000, a deferral of the monthly principal amortization payments. The March 1996 amendment was retroactive to January 1, 1996. Terms of the existing agreement include a maturity date of September 30, 1997, a prohibition on distributions to Partners of the Partnership and a guarantee of repayment by the Partnership. As a result of a principal paydown of $894,500 from the proceeds from the sale of Sentry West, the Partnership is not obligated to pay the $30,000 monthly principal for a period of six months, beginning September 1, 1996.
(c) This average interest rate represents an average for the nine months ended September 30, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of September 30, 1996, interest rates on the loans collateralized by Marquette and Prentice Plaza were 7.94% and 7.13%, respectively.
(d) The joint venture which owns Regency Park, in which the Partnership has a 50% interest with Affiliated partnerships, executed an agreement (the "Extension") with the mortgage lender to modify the terms of this mortgage loan. Significant terms of the Extension, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the Extension), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park.
(e) This property was sold and the mortgage loan was fully repaid on August 28, 1996 (see Note 5 for additional information).

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's annual report for the year ended December 31, 1995.

5. PROPERTY SALE:

On August 28, 1996, the joint venture which owned Sentry West consummated the sale of Sentry West for a price of $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of closing prorations, selling expenses and the repayment of the mortgage loan for Sentry West was approximately $894,000. Pursuant to a letter agreement with the junior mortgage lender for Marquette, the Partnership's entire share of the net proceeds from this sale was used to paydown the principal balance of the junior mortgage loan collateralized by Marquette. The net gain reported by the Partnership for financial statement purposes was $822,000. For tax reporting purposes the Partnership will report a net (loss) of approximately $(4,600,000) for the year ending December 31, 1996 in connection with this sale. This sale was an all-cash sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                              For the Quarters       For the Nine Months
                                    Ended                   Ended
                             9/30/96     9/30/95     9/30/96     9/30/95
---------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $1,056,200  $  974,100  $2,985,400  $2,988,300
---------------------------------------------------------------------------
Property net (loss)         $  (63,500) $ (113,600) $  (57,500) $ (126,200)
---------------------------------------------------------------------------
Average occupancy                  83%         82%         83%         82%
---------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $  719,000  $  575,300  $2,052,700  $2,040,500
---------------------------------------------------------------------------
Property net (loss)         $  (19,000) $ (151,100) $ (100,200) $  (85,200)
---------------------------------------------------------------------------
Average occupancy                  87%         68%         81%         76%
---------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  334,200  $  285,900  $1,025,300  $  834,600
---------------------------------------------------------------------------
Property net income (loss)  $    3,700  $  (61,300) $  (54,100) $ (170,400)
---------------------------------------------------------------------------
Average occupancy                  99%         97%         99%         97%
---------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%)
Rental revenues             $  296,000  $  292,900  $  896,400  $  886,100
---------------------------------------------------------------------------
Property net income (loss)  $    2,200  $  (32,200) $    2,700  $ (107,500)
---------------------------------------------------------------------------
Average occupancy                  91%         88%         89%         88%
---------------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%)(B)
Rental revenues             $  241,100  $  361,100  $  999,200  $1,024,800
---------------------------------------------------------------------------
Property net income (loss)  $   58,800  $  (74,900) $  228,500  $ (271,500)
---------------------------------------------------------------------------
Average occupancy                  87%         87%         87%         86%
---------------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Sentry Park West Office Campus ("Sentry West") was sold on August 28, 1996. The property net income excludes the gain from the sale of $822,000 which was included in the Statements of Income and Expenses for the quarter and nine months ended September 30, 1996.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net (loss) income for the Partnership changed from $(655,500) for the quarter ended September 30, 1995 to $606,700 for the quarter ended September 30, 1996 and from $(1,443,300) for the nine months ended September 30, 1995 to $228,700 for the nine months ended September 30, 1996. The change in net income for both the quarterly and nine-month periods under comparison was primarily due to the gain of $822,000 reported on the sale of Sentry West during the third quarter of 1996 as well as improved operating results aggregating $281,700 and $295,300, respectively, at Prentice Plaza, Regency Park Shopping Center ("Regency Park"), Marquette Mall and Office Building ("Marquette") and Burlington Office Center I, II and III ("Burlington"). The operating results for Burlington improved for the quarterly period only. In addition, during the quarterly and nine-month periods under comparison, decreases in interest expense of $11,500 and $37,300, respectively, on the Partnership's Front-End Fees loan, due to a decrease in the variable interest rate, and decreases in general and administrative expenses of $8,400 and $20,000, respectively, primarily due to lower data processing and printing and mailing costs, also contributed to the change in net income of the Partnership.

Rental revenues increased by $157,100 or 5.9% and $183,100 or 2.4% for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The properties contributing to the increases were: 1) Prentice Plaza, primarily due to increases in tenant expense reimbursements; 2) Sentry West, through the August 28, 1996 sale date, primarily as a result of an increase in the average base rental rate; 3) Marquette, for the quarter only, primarily due to higher tenant expense reimbursements and percentage rents and 4) Burlington, for the quarter only, primarily due to a significant increase in occupancy.

Depreciation and amortization expense decreased by $197,200 and $527,600 for the quarterly and nine-month periods, respectively. The decreases were primarily due to the fact that effective January 1, 1996, the Partnership discontinued the recording of depreciation and amortization expense for depreciable and amortizable assets of Sentry West in connection with classifying the property as held for disposition. In addition, the effects of provisions for value

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

impairment recorded during the year ended December 31, 1995 reduced the depreciable bases of Marquette, Burlington and Regency Park.

Interest expense on the Partnership's mortgage loans decreased by $127,100 and $273,700 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The decreases were primarily due to: 1) a reduced interest rate on the mortgage loan collateralized by Regency Park; 2) lower average interest rates on the Partnership's variable rate mortgage loans and 3) lower average outstanding principal balances on all of the Partnership's mortgage loans except Prentice Plaza. The sale of Sentry West also accounted for approximately $30,000 of the decrease in interest expense for the quarterly and nine-month periods under comparison.

Real estate tax expense increased by $111,400 and $208,800 for the quarterly and nine-month periods, respectively. The increases were primarily due to a projected increase in the tax rate at Marquette as well as a projected increase in the assessed valuation of Prentice Plaza for real estate tax purposes. Partially offsetting the increase for the nine months was a decrease in real estate tax expense at Burlington due to refunds received in 1996 for the prior tax years.

Property operating expenses decreased by $62,500 and $56,800 for the quarterly and nine-month periods, respectively. The decrease for the quarterly periods under comparison was primarily due to reduced professional fees at Prentice Plaza and Marquette. The decrease for the nine-month periods under comparison was primarily due to lower utility costs at Marquette, Regency Park and Sentry West.

Repairs and maintenance and insurance expenses remained relatively unchanged for the quarter and nine months ended September 30, 1996, when compared to the quarter and nine months ended September 30, 1995.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                           Comparative Cash Flow Results
                                             For the Nine Months Ended
                                             9/30/96       9/30/95
--------------------------------------------------------------------------
Cash Flow (Deficit) (as defined in the
 Partnership Agreement)                    $   (125,100) $   (139,000)
Items of Reconciliation:
 Scheduled principal payments on mortgage
  loans payable                                 757,600       449,100
 Decrease (increase) in current assets          188,400       (47,000)
 (Decrease) in current liabilities              (67,600)      (14,400)
--------------------------------------------------------------------------
Net cash provided by operating activities  $    753,300  $    248,700
--------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                $  5,186,400  $ (1,089,400)
--------------------------------------------------------------------------
Net cash (used for) provided by financing
 activities                                $ (5,887,700) $    223,600
--------------------------------------------------------------------------

Cash Flow (Deficit) (as defined in the Partnership Agreement) remained relatively unchanged for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. Notable items during the periods under comparisons were improved operating results at all of the Partnership's remaining properties, as previously discussed, exclusive of depreciation and amortization expense, and an increase in the scheduled principal payments on the Partnership's mortgage loans.

The net increase in the Partnership's cash position for the nine months ended September 30, 1996 was primarily the result of net cash provided by operating activities and the cash generated from the sale of Sentry West exceeding principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. The liquid assets of the Partnership as of September 30, 1996 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $504,600 was primarily due to increases in the net cash provided by operating activities at all of the Partnership's properties except Burlington as well as decreases in general and administrative expenses, as previously discussed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash (used for) provided by investing activities changed from $(1,089,400) for the nine months ended September 30, 1995 to $5,186,400 for the nine months ended September 30, 1996. The change was primarily due to the sale of Sentry West and a decrease in 1996 in the cash used for capital and tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1996, the Partnership spent $505,800 for capital and tenant improvements and leasing costs and has projected to spend approximately $90,000 during the remainder of 1996. Included in the amount spent by the Partnership in 1996 is $300,000 related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the projected amount are improvement and leasing costs of approximately $50,000 for Prentice Plaza and $40,000 for Regency Park. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions throughout the year. As of September 30, 1996 the Partnership has accrued $300,000 as an additional liability, which also relates to the refurbishment and modernization of the major department store at Marquette and is payable by the Partnership in February 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash provided by (used for) financing activities changed from $223,600 for the nine months ended September 30, 1995 to $(5,887,700) for the nine months ended September 30, 1996. The change was primarily due to the repayment of one mortgage loan and the paydown of another mortgage loan in conjunction with the sale of Sentry West (See Note 4(b) of Notes to Financial Statements) and the absence of the $1,000,000 in proceeds received in 1995 on the junior mortgage loan collateralized by Marquette. Partially offsetting the change was the 1996 deferral of interest payments on the Partnership's Front-End Fees loan (see
Note 3 of Notes to Financial Statements for additional information).

Pursuant to a modification of the Partnership's Front-End Fees loan agreement with an Affiliate of the General Partner, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from this Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest.

On August 28, 1996, the joint venture which owned Sentry West, in which the Partnership has 50% interest, consummated the sale of Sentry West for a price of $11,650,000. The Partnership's share of the proceeds from this transaction, net of closing prorations, selling expenses and the repayment of the mortgage loan collateralized by Sentry West was approximately $894,000. Pursuant to a letter agreement with the junior mortgage lender for Marquette, the Partnership's entire share of the net proceeds from this sale was used to paydown the principal balance of the junior mortgage loan collateralized by Marquette.

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

On March 29, 1996, the Partnership executed an amendment which modified and amended the junior mortgage loan collateralized by Marquette. Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of the net sale proceeds on the sale of Sentry West (see Note 5 of Notes to financial statements) to reduce the outstanding principal balance on the junior mortgage loan; 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000 and 6) to the extent that proceeds from the sale of Sentry West utilized to reduce this loan exceed $700,000, a deferral of the monthly principal amortization payments. The March 1996 amendment was retroactive to January 1, 1996. Terms of the existing loan include a prohibition on distributions to Limited Partners and a guarantee of repayment by the Partnership. As a result of a principal paydown of $894,500 from the proceeds from the sale of Sentry West, the Partnership is not obligated to pay the $30,000 monthly principal for a period of six months, beginning September 1, 1996.

The joint venture which owns Regency Park, in which the Partnership owns a 50% interest with Affiliated partnerships, executed an agreement with the current mortgage lender to modify the terms of the mortgage loan collateralized by this property. Significant terms of this agreement, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31,1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency Park.

The recourse junior mortgage loan collateralized by Marquette and the mortgage loans collateralized by Burlington and Regency Park mature in 1997, exclusive of the option to extend Marquette's junior mortgage loan mentioned above. The Partnership's ability to satisfy these maturities is dependent upon the successful sale or refinancing of these properties by their respective loan maturity dates. As of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 1996, the leases of 65 of the 197 tenants at the Partnership's properties having gross leasable area totaling 157,593 square feet expire during 1997. Total base rental revenues budgeted to be collected from these 65 tenants for the year ending December 31, 1996 is $1,720,900. Of this amount, $562,900 relates to two tenants at Burlington. Notwithstanding the market rental rates that may be in effect at the time these leases mature, the Partnership faces a significant amount of uncertainty with respect to the occupancy of its properties in 1997 and possibly beyond. The General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy levels and rental revenues of the Partnership's portfolio.

The Partnership has significant financial obligations during the remainder of 1996 and beyond, including three mortgage loans with aggregate principal balances at September 30, 1996 of $26,790,700 maturing during 1997. As disclosed in the Partnership's annual report for the year ended December 31, 1995, terms of the mortgage loans collateralized by certain of the Partnership's properties have sizable principal payment requirements. In addition, the Partnership anticipates incurring substantial capital and tenant improvements and leasing costs during the coming years. As a result of these issues, together with the need to generate sufficient working capital to potentially release properties with leases expiring in 1997 and any restrictions that currently exist or may result from any refinancings, loan extensions or modifications, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. The General Partner continues to review other sources of cash available to the Partnership, which includes the sale or refinancing of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnership's existing cash reserves, combined with any additional net proceeds to be received from sales or refinancings of any properties, as well as the option to defer payments of interest on the Front-End Fees loan (see Note 3 of Notes to Financial Statements) are sufficient to cover planned expenditures for the ensuing twelve month period.

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

                          PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

       (a) Exhibits: None

       (b) Reports on Form 8-K:

           A report on Form 8-K was filed on September 12, 1996 reporting the sale of Sentry Park West Office Campus, located in Blue Bell, Pennsylvania.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                              By: FIRST CAPITAL FINANCIAL CORPORATION
                                  GENERAL PARTNER

Date:  November 14, 1996      By: /s/ DOUGLAS CROCKER II
       -----------------          -----------------------
                                      DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  November 14, 1996      By: /s/ NORMAN M. FIELD
       -----------------          -----------------------
                                      NORMAN M. FIELD
                                  Vice President - Finance and Treasurer