Form 10-K405
period 1996-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1997-03-31
CIK 771983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended                   December 31, 1996
                              -------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                       to
                                   ---------------------     ------------------
    Commission File Number                             0-15538
                          ----------------------------------------------------

               First Capital Income Properties, Ltd. - Series XI
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Illinois                                                 36-3364279
-------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois          60606-2607
---------------------------------------------------------    ------------------
          (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code              (312) 207-0020
                                                              -----------------
Securities registered pursuant to Section 12(b) of the Act:
                                                                     NONE
Securities registered pursuant to Section 12(g) of the Act:   -----------------

                                              Limited Partnership Assignee Units
                                              ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated September 12, 1985, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-98749), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1.  BUSINESS
-------  --------

The registrant, First Capital Income Properties, Ltd. - Series XI (the "Partnership"), is a limited partnership organized in 1985 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 57,621 Limited Partnership Assignee Units (the "Units") to the public from September 1985 to March 1987 pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-98749). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate. From May 1986 to September 1989, the Partnership: 1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property. All of these joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1996, the Partnership, with its respective joint venture partner, has dissolved one joint venture with a 50% interest in real property and the four joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold one 50% joint venture interest with an Affiliated partnership to that Affiliated partnership.

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

As of March 1, 1997, there were 34 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1996, the Partnership owned directly or through a joint venture, the following four properties, which were owned in fee simple and were encumbered by mortgages. For complete details of the material terms of the encumbrances, refer to Note 5 of the Notes to Financial Statements.

                                                                             Net Leasable      Number of
             Property Name                          Location                 Sq. Footage      Tenants (c)
----------------------------------------      -------------------------    ---------------   -----------
Shopping Centers:
-----------------
Marquette Mall and Office Building               Michigan City, Indiana          398,104         104 (1)

Regency Park Shopping Center (50%)               Jacksonville, Florida           329,858          23 (3)


Office Buildings:
-----------------
Burlington Office Center I, II and III(d)        Ann Arbor, Michigan             173,215          40 (4)

Prentice Plaza (50%)                             Englewood, Colorado             157,311          33 (1)

     a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate taxes for Marquette Mall and Office Building ("Marquette"), Burlington Office Center I, II and III ("Burlington"), Prentice Plaza and Regency Park Shopping Center ("Regency") was $588,200, $434,000, $143,000 and $134,700,
         respectively, for the year ended December 31, 1996. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

     c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

     d) The Partnership owns 70% preferred majority undivided interest in the joint venture which owns this property.

-------  ----------

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

          Property Name      1996     1995     1994     1993     1992
          -------------     ------   ------   ------   ------   ------
          Marquette           83%      83%      79%      81%      86%

          Burlington          96%      78%      91%      88%      97%

          Regency             93%      87%      89%      78%      78%

          Prentice Plaza      98%      99%      97%      92%      93%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

          Property Name      1996     1995     1994     1993     1992
          -------------     ------   ------   ------   ------   ------
          Marquette         $ 6.90   $ 6.74   $ 6.85   $ 6.71   $ 6.65

          Burlington        $17.32   $18.04   $17.23   $17.55   $16.33

          Regency           $ 6.67   $ 6.46   $ 6.34   $ 6.85   $ 6.97

          Prentice Plaza    $14.91   $14.31   $13.65   $12.63   $13.09

-------  ----------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:

                                  Partnership's Share of per
                                   annum Base Rents (a) for                    Percentage of
                                  ---------------------------    Expiration     Net Leasable     Renewal Options
                                               Final Twelve       Date of      Square Footage        (Renewal
                                    1997      Months of Lease      Lease          Occupied       Options / Years)
                                  --------    ---------------    ----------    --------------    ----------------
Marquette
---------
J.C. Penney
(department store)                $139,000        $139,000        1/31/2003          28%               4 / 5

Burlington
----------
Network Express, Inc.
(Telecommunications company)      $365,200        $375,700        7/31/2000          12%               1 / 3
Washtenaw Mortgage Company
(mortgage broker)                 $ 59,600             (b)        4/30/1997          12%     1 / 3 and 1 / 5
A.E. Clevite, Inc.
(transportation products
  manufacturer)                   $343,200        $343,200       12/31/1997          11%               None
Dykema Gossett
(legal firm)                      $324,500        $338,800        3/31/2001          10%               1 / 5

Regency
-------
Rhodes Furniture (c)
(furniture store)                 $143,400        $143,400        1/15/2005          26%               3 / 5
Service Merchandise
(department store)                $175,000        $175,000        2/28/2009          14%              10 / 5
Baby Superstore
(specialty store)                 $140,600        $150,600        9/30/2004          12%               3 / 5

Prentice Plaza
--------------
ANTEC Corporation
(design, engineering, manufac-
  turing and distribution of
  cable television products)      $213,500        $224,400        9/30/1999          17%               None

     a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1997 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

     b) As of the date of this report the tenant has not exercised their option to renew.

-------  ----------

     c) Space is sublet from Publix, who in turn sublet from Supervalue Inc. Pursuant to the lease, Supervalue Inc. is lessee. In addition, Books-a-Million, a retail book store, has sublet a portion of the Rhodes Furniture space through an agreement with Rhodes Furniture.

The amounts in the following table represent the Partnership's portion of income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2006.

                 Number                     Base Rents in Year      % of Total
       Year    of Tenants    Square Feet     of Expiration (a)    Base Rents (b)
       ----    ----------    -----------    ------------------    --------------
       1997        71          150,101          $1,074,800            16.79%
       1998        36          217,187          $  716,600            14.69%
       1999        23          107,617          $  697,100            18.46%
       2000        14           55,691          $  630,000            21.55%
       2001        15          111,789          $  547,600            30.60%
       2002         3           17,168          $  115,400             9.66%
       2003         2           13,683          $   59,100             5.56%
       2004         6           50,894          $  238,400            27.29%
       2005         5          114,055          $  102,500            20.98%
       2006         0             None                None             None

     a) Represents the amount of base rents to be collected each year on expiring leases.

     b) Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 4,950 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                         For the Years Ended December 31,
                          -----------------------------------------------------------------
                             1996        1995          1994          1993          1992
--------------------------------------------------------------------------------------------
Total revenues            $11,264,700 $10,436,500  $ 10,995,500  $ 11,456,300  $ 13,661,800
Net income (loss)         $   241,900 $(7,553,400) $ 10,580,500) $(10,373,500) $(12,422,000)
Net (loss) allocated to
 Limited Partners                None $(5,330,200) $(10,474,700) $(10,269,800) $(12,382,400)
Net (loss) allocated to
 Limited Partners per
 Unit (57,621 Units
 outstanding)                    None $    (92.50) $    (181.79) $    (178.23) $    (214.89)
Total assets              $43,459,800 $49,323,600  $ 55,551,600  $ 71,451,800  $ 88,430,500
Mortgage loans payable    $34,803,200 $41,189,600  $ 40,369,100  $ 44,255,200  $ 50,674,500
Front-End Fees loan
 payable to Affiliate(a)  $ 8,295,200 $ 8,295,200  $  8,295,200  $  8,295,200  $  8,295,200
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $40,962,400 $46,724,100  $ 52,648,100  $ 68,506,700  $ 86,601,900
Number of real property
 interests owned at
 December 31                        4           5             5             8             9
--------------------------------------------------------------------------------------------

(a) Excludes deferred interest.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1996         1995         1994         1993         1992
------------------------------------------------------------------------------------------
Cash Flow (Deficit) (as
 defined in the
 Partnership
 Agreement)(a)            $   152,200  $  (241,700) $    18,900  $   342,900  $   620,600
Items of reconciliation:
 Principal payments on
  mortgage loans payable      923,200      630,100      551,700      548,600      565,000
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              64,100      (53,800)     304,900      (74,300)     203,700
  (Decrease) increase in
   current liabilities        (31,500)    (100,700)    (125,600)    (130,500)      54,000
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,108,000  $   233,900  $   749,900  $   686,700  $ 1,443,300
------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 4,810,400  $(1,227,500) $ 3,392,500  $ 2,127,300  $(1,436,200)
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by financing
 activities               $(5,877,100) $   712,600  $(3,981,900) $(1,585,800) $  (574,900)
------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-9 in this report and the supplemental schedule on pages A-10 and A-11.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. Through December 31, 1996 the Partnership, with its respective joint venture partner, has dissolved one joint venture with a 50% interest in real property and four joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold one 50% joint venture interest with an Affiliated partnership to that Affiliated partnership.

As disclosed in the Partnership's Annual Report for the year ended December 31, 1995, the Partnership was faced with significant financial obligations during 1996, including the maturity of two of its mortgage loans payable. In addition, future operating results were expected to be affected by industry issues of its tenants as well as unique matters related to certain of its individual properties. During 1996, the General Partner was successful in selling one of the two properties whose mortgage debt was maturing during 1996 and was able to extend the other maturing loan's maturity date to December 31, 1997. In addition, the Partnership has been able to maintain or increase occupancy levels and improve operating results at its properties. The Partnership is again faced with significant financial issues during 1997. In addition to market issues affecting its tenants, the Partnership's properties are at risk for potentially high tenant turnover, two mortgage loans mature in 1997 with no extension provision and substantial expenditures for capital and tenant improvements are projected.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                              (a)
                                For the Years Ended December 31,
                                ----------------------------------
                                   1996        1995        1994
-------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues                 $4,141,000  $4,012,400  $4,009,200
-------------------------------------------------------------------
Property net income (loss) (b)  $  131,100  $ (171,300) $ (245,600)
-------------------------------------------------------------------
Average occupancy                      83%         82%         81%
-------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues                 $2,766,400  $2,626,200  $2,973,200
-------------------------------------------------------------------
Property net (loss) (b)         $ (180,200) $ (224,000) $  (35,300)
-------------------------------------------------------------------
Average occupancy                      84%         76%         87%
-------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%)
Rental revenues                 $1,198,600  $1,175,000  $1,046,500
-------------------------------------------------------------------
Property net income (loss) (b)  $   21,100  $ (140,300) $ (326,200)
-------------------------------------------------------------------
Average occupancy                      90%         88%         79%
-------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues                 $1,270,700  $1,169,400  $1,072,900
-------------------------------------------------------------------
Property net (loss)             $  (19,900) $ (229,800) $ (250,400)
-------------------------------------------------------------------
Average occupancy                      99%         97%         93%
-------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%) (C)
Rental revenues                 $1,009,500  $1,399,200  $1,149,500
-------------------------------------------------------------------
Property net income (loss) (b)  $  244,700  $ (351,400) $ (396,100)
-------------------------------------------------------------------
Average occupancy                  (c)             86%         76%
-------------------------------------------------------------------
SENTRY PARK EAST OFFICE CAMPUS (50%)
Rental revenues                                         $  137,000
-------------------------------------------------------------------
Property net (loss) (d)                                 $  (32,800)
-------------------------------------------------------------------
Average occupancy                                              61%
-------------------------------------------------------------------
PARK CENTRAL OFFICE PARK I, II AND III (50%)
Rental revenues                                         $  371,500
-------------------------------------------------------------------
Property net income (d)                                 $    5,100
-------------------------------------------------------------------
Average occupancy                                          (d)
-------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net (loss) excludes (losses) from provisions for value impairment which were included in the Statements of Income and Expenses for the years ended December 31, 1995 and 1994 (see Note 10 of Notes to Financial Statements for additional information).
(c) The joint venture which owned Sentry Park West Office Campus ("Sentry West"), in which the Partnership had a 50% interest, sold Sentry West on August 28, 1996. Property net income excludes a gain on sale of property of $816,100 which was recorded for the year ended December 31, 1996. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

   large variance between 1996 income and 1995 (loss) is due to the property being classified as "Held for Disposition" during 1996, which precluded the recording of depreciation. For further information, see Note 10 of Notes to Financial Statements.
(d) These properties were sold during 1994. The gains/losses realized on the sales of these properties are excluded from property net income (loss). For further information see Note 9 of Notes to the Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership changed from a (loss) of $(7,553,400) for the year ended December 31, 1995 to income of $241,900 for the year ended December 31, 1996. The change was primarily the result of provisions for value impairment totaling $5,600,000 recorded for the year ended December 31, 1995 and the gain of $816,100 recorded on the sale of Sentry West for the year ended December 31, 1996.

Net (loss), exclusive of the provisions for value impairment, gain on the sale of Sentry West and operations of Sentry West, improved by $783,100. The improvement was primarily due to improved operating results at all of the Partnership's properties with the most significant increases coming at Marquette Mall and Office Building ("Marquette"), Prentice Plaza and Regency Park Shopping Center ("Regency").

The following comparative discussion includes the results from the Partnership's four remaining property investments.

Rental revenues increased by $393,800 or 4.4% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to an increase in base rental income at Burlington Office Center I, II and III ("Burlington") which was the result of the increase in the average occupancy rate. Also contributing to the increase was increased tenant expense reimbursements and base rents at Prentice Plaza. Partially offsetting the increase was the 1996 absence at Prentice Plaza of a lease settlement.

Interest expense on the Partnership's mortgage loans decreased by $322,600 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to a reduced interest rate on the mortgage loan collateralized by Regency and the lower average outstanding principal balance on the mortgage loans collateralizing Marquette and Regency. Marquette's outstanding principal balance was reduced by the application of the net sale proceeds from the sale of Sentry West.

Depreciation and amortization expense decreased by $147,900 for the years under comparison. The decrease was primarily due to the effects of provisions for value impairment recorded during the year ended December 31, 1995 which reduced the depreciable bases of Marquette, Burlington and Regency. In addition, the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1996 exceeded the periodic depreciation and amortization expense for depreciable and amortizable assets placed in service during 1996.

Real estate tax expense increased by $138,300 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to a projected increase in the tax rate at Marquette. The increase was partially offset by the receipt in 1996 of a refund at Prentice Plaza which was the culmination of a successful appeal of the 1989 through 1994 tax years.

Property operating expenses decreased by $70,700 for the years under comparison. The decrease was primarily due to reduced professional fees and utility costs at Marquette, partially offset by an increase in professional fees and administrative salaries at Burlington, which was the result of the significant increase in occupancy.

Repairs and maintenance increased by $49,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to increases in janitorial expenses and the maintenance of the energy plant at Marquette. In addition, the increase was due to increases in janitorial and HVAC costs at Burlington. Partially offsetting the increase was a decrease in janitorial salaries at Marquette.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
Net (loss) for the Partnership decreased from $(10,580,500) for the year ended December 31, 1994 to $(7,553,400) for the year ended December 31, 1995. The effects of the sales of certain Partnership properties during 1994 and provisions for value impairment recognized in 1994 and 1995 had a significant impact on the comparison of net (loss) for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The Partnership recorded provisions for value impairment of $5,600,000 during 1995. During 1994, the Partnership recorded provisions for value impairment of $10,000,000 and sold the three remaining office buildings at Sentry East as well as Park Central. Properties sold during 1994 accounted for net income (including operating results and the net gain on sales of properties) of $160,700. For further information, see Notes 9 and 10 of Notes to Financial Statements.

Excluding the effects on net income of the properties sold and provisions for value impairment, net (loss) for the year ended December 31, 1995 decreased by $78,300 when compared to the year ended December 31, 1994. The decrease in net loss was primarily due to improved operating results at Regency, Marquette, Sentry West and Prentice Plaza as well as lower general and administrative expenses primarily due to lower fees for professional and data processing services. Partially offsetting the decrease in net loss was diminished operating results at Burlington and an increase in interest expense on the Partnership's Front-End Fees loan due to an increase in the variable interest rate and an increase in printing and mailing costs.

For purposes of the following comparative discussion, the operating results of Park Central and Sentry East have been excluded.

Rental revenues increased by $130,900 or 1% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to: 1) increases in the average occupancy rate at Sentry West, Regency and Prentice Plaza; 2) an increase in percentage rental income at Marquette resulting from higher tenant sales which determine the amount of percentage rents to be paid to the Partnership; 3) an increase in tenant expense reimbursements at Regency as a result of the increase in the average occupancy rate as well as the receipt in 1995 of tenant expense reimbursements related to 1994 and 4) an increase in tenant expense reimbursements at Sentry West

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

primarily as a result of the increase in the average occupancy rate. Partially offsetting the 1995 increase in rental revenues was: 1) lower rental revenues at Burlington due to a decrease in occupancy as a result of a major tenant exercising a cancellation clause in its lease and downsizing its leasable square footage from 19,700 square feet to 2,500 square feet, a decrease of 10% of the total leasable square footage of the property; 2) the receipt of lease termination fees in 1994 from two tenants at Marquette; 3) lower tenant expense reimbursements as a result of a refund to tenants in 1995 of previously billed 1994 expense reimbursements at Marquette and Prentice Plaza as well as additional 1993 expense reimbursements received in 1994 at Marquette and 4) lower percentage rental income at Regency.

Depreciation and amortization expense decreased by $188,100 for the years under comparison. The decrease was primarily due to the reduction in expense as a result of the effects of provisions for value impairment recorded for several Partnership properties for the year ended December 31, 1994. In addition, the periodic depreciation and amortization expense for certain assets for which the depreciable and amortizable lives expired during 1995 exceeded the period depreciation and amortization expense for depreciable and amortizable assets placed in service during 1995.

Real estate tax expense decreased by $82,900 for the year ended December 31, 1995 when compared to 1994. The decrease was primarily due to a decrease at Marquette as a result of an overestimate of the 1994 tax liability paid in 1995 as well as a decrease in the 1995 projected liability payable in 1996 and a lower expense at Burlington as a result of the Partnership's successful protest in 1993 which resulted in reduced billings in subsequent periods. Partially offsetting the decrease was an increase in real estate tax expense at Prentice Plaza as a result of an increase in the assessed valuation of the property for real estate tax purposes.

Interest expense on the Partnership's mortgage loans increased by $256,100 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to increases in the principal balance and variable interest rate on the junior mortgage loan collateralized by Marquette as well as an increase in the variable interest rate on the mortgage loan collateralized by Sentry West.

Property operating expense increased by $42,300 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The increase was primarily due to: 1) increases in property management fees at Prentice Plaza, Sentry West and Regency as a result of the increases in rental revenues which is a factor in determining the amount of such fees; 2) an increase in advertising and promotional fees, security costs and training and development costs at Marquette; 3) an increase in professional service fees at Prentice Plaza, Burlington, Sentry West and Regency and 4) increased utility costs at Sentry West. Partially offsetting the increase in property operating expense was: 1) lower utility costs at Burlington and Marquette; 2) lower professional service fees as well as management and leasing fees at Marquette and 3) lower advertising and promotional fees at Regency.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals at shopping centers, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income (loss) or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income/(loss) or cash flows as defined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $393,900 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to the change in net income, as previously discussed, exclusive of depreciation, amortization, provisions for value impairment and the gain on the sale of property. Partially offsetting the increase was an increase in regularly scheduled principal payments made on the Partnership's mortgage loans.

The increase of $41,300 in the Partnership's cash position for the year ended December 31, 1996 was primarily the result of net cash provided by operating activities exceeding payments for capital and tenant improvements, leasing costs and principal amortization. The liquid assets of the Partnership as of December 31, 1996 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $874,100 for the year ended December 31, 1996 when

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

compared to the year ended December 31, 1995. The increase was primarily the result of the increase in net income, as previously discussed, along with the timing of the liquidation of current assets at Burlington and the payment of certain operating expenses at Regency.

Net cash (used for) provided by investing activities changed from $(1,227,500) for the year ended December 31, 1995 to $4,810,400 for the year ended December 31, 1996. The change was primarily due to proceeds received in 1996 from the sale of Sentry West and a decrease in 1996 in the cash used for capital and tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1996, the Partnership spent $875,900 for building and tenant improvements and leasing costs and has budgeted to spend approximately $1,465,000 during 1997. Included in the amount spent by the Partnership in 1996 is $300,000 related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the 1997 budgeted amount are capital and tenant improvements and leasing costs of approximately $650,000 at Burlington and $535,000 at Marquette. As of December 31, 1996, the Partnership has accrued $300,000 as an additional liability which also relates to the refurbishment and modernization of the major department store at Marquette, which was paid by the Partnership in February 1997. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On August 28, 1996, the joint venture which owned Sentry West, in which the Partnership had a 50% interest, consummated the sale of Sentry West for a price of $11,650,000. The Partnership's share of the proceeds from this transaction, net of closing prorations, selling expenses and the repayment of the mortgage loan collateralized by Sentry West was approximately $894,500. Pursuant to an amended agreement with the junior mortgage lender for Marquette, which was also the mortgage lender for Sentry West, the Partnership's entire share of the net proceeds from this sale was used to paydown the principal balance of the junior mortgage loan collateralized by Marquette.

Net cash provided by (used for) financing activities changed from $712,600 for the year ended December 31, 1995 to $(5,877,100) for the year ended December 31, 1996. The change was primarily due to the repayment of the Sentry West mortgage loan and the paydown of the Marquette loan, both in conjunction with the sale of Sentry West (see Notes 5 and 9 of Notes to Financial Statements) and the absence of net proceeds received in 1995 on the refinanced mortgage loans collateralized by Marquette and Prentice Plaza. Partially offsetting the change was the 1996 deferral of interest payments on the Partnership's Front-End Fees loan, which the Partnership elected to begin deferring starting with the January 1, 1996 interest payment.

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

As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Office Building were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998, accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998, monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.

On March 29, 1996, the Partnership executed an amendment which modified and amended the junior mortgage loan collateralized by Marquette, effective January 1, 1996. Terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of the net sale proceeds on the sale of Sentry West (see Note 9 of Notes to Financial Statements) to reduce the outstanding principal balance on the junior mortgage loan; 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000 and 6) to the extent that proceeds from the sale of Sentry West utilized to reduce this loan exceeded $700,000, a deferral of the monthly principal amortization payments. Terms of the existing loan include a prohibition on distributions to Limited Partners and a guarantee of repayment by the Partnership. As a result of a principal paydown of $894,500 from the proceeds from the sale of Sentry West, the Partnership is not obligated to pay the $30,000 monthly principal for a period of six months, beginning September 1, 1996.

In August 1996, the joint venture which owns Regency, in which the Partnership owns a 50% interest with Affiliated partnerships, executed an agreement with the mortgage lender to modify the terms of its mortgage loan. Significant terms of this agreement, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

As of December 31, 1996, 26 of the 33 tenants at Prentice Plaza and 28 of the 40 tenants at Burlington, have leases

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONCLUDED)

totaling 233,019 square feet, that expire in the next three years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,279,400. Notwithstanding the market rental rates that may be in effect at the time that these leases mature, the Partnership faces a significant amount of uncertainty with respect to the occupancy at its properties during 1997 and possibly beyond. The General Partner and its Affiliated management companies intend to address the possible renewal of these leases well in advance of their scheduled maturities in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has significant financial obligations during the year ending December 31, 1997. As disclosed in Note 5 of Notes to Financial Statements, payments due on the mortgage loans collateralized by the Partnership's properties are substantial. The mortgage loan collateralized by Burlington matures in 1997. While the General partner is currently negotiating to refinance the mortgage note, there can be no assurance that such efforts will be successful. Failure to secure a replacement mortgage could result in the current lender foreclosing on the property through default of the terms of the mortgage note. Also maturing in 1997 is the mortgage loan collateralized by Regency. The General Partner is currently attempting to sell the property. There can be no assurance that the General Partner will succeed in this effort. Failure to sell the property could result in the loss of the property through foreclosure. In connection with the potential replacement of tenants together with ongoing required maintenance of the Partnership's properties, the Partnership anticipates incurring substantial capital, tenant improvement and leasing costs during 1997. Net cash provided by operating activities will not be sufficient to meet the above debt and capital expenditure requirements for the year ending December 31, 1997. As a result of this issue together with the restriction on distributions to Limited Partners in the junior loan collateralized by Marquette, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) of $152,200 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership, which includes the sale of Regency and sale or refinancing of the Partnership's other properties. There can be no assurance as to the timing or successful completion of any future transactions, including the refinancing of Burlington and sale of Regency. The Partnership may have inadequate liquidity to meet its mortgage loan obligations, which could result in the foreclosure of one or Burlington and Regency. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------


     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

          Name                                                Office
          ----                                                ------

     Samuel Zell.......................................Chairman of the Board
     Douglas Crocker II................................Director
     Sheli Z. Rosenberg................................Director

     Samuel Zell, 55, has been a Director of the General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., American Classic Voyages Co. and Manufactured Home Communities Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

     Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

     Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

--------  -------------------------------------------------------------

(b,c & e)  EXECUTIVE OFFICERS
            ------------------

    The Partnership does not have any executive officers. The executive officers of the General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                            Office
          ----                                            ------

    Douglas Crocker II....................President and Chief Executive Officer
    Gus J. Athas..........................Senior Vice President
    Norman M. Field.......................Vice President - Finance and Treasurer

    PRESIDENT AND CEO - See Table of Directors above.

    Gus J. Athas, 60, has been Senior Vice President of the General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

    Norman M. Field, 48, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS
    --------------------

    There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
    ----------------------------------------

    With the exception of the bankruptcy matter disclosed under Items 10 (a),
    (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13
(a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 57,621 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1997, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


(a) Affiliates of the General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation to the General Partner, its Affiliates and all other parties for property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic area and for a comparable property or 6% of the gross receipts from the property being managed where the General Partner or Affiliate provides leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliate does not perform leasing, re-leasing and leasing related services and, in that event, may pay an unaffiliated party for leasing services to the Partnership in an amount not to exceed the compensation customarily charged in arm's-length transactions by persons rendering similar services as an ongoing public entity in the same geographic location for a comparable property. During the year ended December 31, 1996, these Affiliates were entitled to leasing fees and property management and supervisory fees of $506,800. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $172,300 for insurance, personnel and other services. As of December 31, 1996, $55,000 of the these fees and reimbursements due to Affiliates were unpaid. Services provided by Affiliates are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

    For the year ended December 31, 1996 an Affiliate of the General Partner was entitled to interest on the Partnership's Front-End Fees loan in the amount of $626,700. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions on comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chase Manhattan Bank.

    Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to repayment to the Limited Partners of their original Capital Contributions. Beginning with the interest payment due on January 1, 1996, the

--------  ----------------------------------------------

    Partnership elected to defer payment of interest. As of December 31, 1996, $683,600 of deferred interest was due to an Affiliate.

    In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated Net Profits of $241,900 which included a gain on the sale of property of $816,100.

    ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1996, the Partnership's share of ANTEC's rent was $293,400. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

    Manufactured Homes Communities Inc. ("MHC") a real estate investment trust which is in the business of owning and operating mobil home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1996, the Partnership's share of MHC's rent was $29,800. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and a director of the General Partner since December 1983, is a Principal of Rosenberg. For the year ended December 31, 1996, Rosenberg was entitled to $132,000 for legal fees from the Partnership. As of December 31, 1996, $7,000 was due to Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated parties.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                               BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Dated:    March 28, 1997       By:  /s/     DOUGLAS CROCKER II
          --------------            --------------------------------------------
                                            DOUGLAS CROCKER II
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    SAMUEL ZELL         March 28, 1997    Chairman of the Board and
-------------------------  --------------    Director of the General Partner
       SAMUEL ZELL


/s/    DOUGLAS CROCKER II  March 28, 1997    President, Chief Executive Officer and
-------------------------  --------------    Director of the General Partner
       DOUGLAS CROCKER II


/s/    SHELI Z. ROSENBERG  March 28, 1997    Director of the General Partner
-----  ------------------  --------------
       SHELI Z. ROSENBERG


/s/    GUS J. ATHAS        March 28, 1997    Senior Vice President
-------------------------  --------------
       GUS J. ATHAS


/s/    NORMAN M. FIELD     March 28, 1997    Vice President - Finance and Treasurer
-------------------------  --------------
       NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                            Pages
                                                       -------------

Report of Independent Auditors                               A-2

Balance Sheets as of December 31, 1996 and 1995              A-3

Statements of Partners' Capital for the Years Ended
  December 31, 1996, 1995, and 1994                          A-3

Statements of Income and Expenses for the Years
  Ended December 31, 1996, 1995, and 1994                    A-4

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995, and 1994                          A-4

Notes to Financial Statements                            A-5 to A-9

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
       December 31, 1996                                A-10 and A-11

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-34 of the Partnership's definitive Prospectus dated September 12, 1985; Registration Statement No. 2-98749, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts
------------

Lease agreement for a tenant at Burlington Office Park I, II & III, one of the Partnership's most significant properties. The revenues from this lease for 1997, exceed 10% of Burlington's 1997 budgeted rental revenues.

Real Estate Sale Agreement for the sale of the Partnership's investment in Sentry Park West Office Campus filed as an exhibit to the Partnership's Report on Form 8-K dated August 28, 1996 is incorporated herein by reference

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series XI
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series XI as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series XI at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
March 14, 1997

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                      1996         1995
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 8,151,600  $ 8,948,500
 Buildings and improvements                         49,873,600   56,326,700
----------------------------------------------------------------------------
                                                    58,025,200   65,275,200
 Accumulated depreciation and amortization         (17,062,800) (18,551,100)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     40,962,400   46,724,100
Cash and cash equivalents                            1,372,900    1,331,600
Restricted escrow deposits                                           79,700
Rents receivable                                       624,400      626,800
Other assets (net of accumulated amortization on
 loan acquisition costs of $967,200 and $938,300,
 respectively)                                         500,100      561,400
----------------------------------------------------------------------------
                                                   $43,459,800  $49,323,600
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                            $34,803,200  $41,189,600
 Front-End Fees loan payable to Affiliate            8,295,200    8,295,200
 Accounts payable and accrued expenses               1,260,700    1,300,400
 Due to Affiliates                                     745,600      114,700
 Security deposits                                     186,300      200,700
 Other liabilities                                     439,000      735,100
----------------------------------------------------------------------------
                                                    45,730,000   51,835,700
----------------------------------------------------------------------------
Partners' (deficit):
 General Partner (deficit)                          (2,270,200)  (2,512,100)
 Limited Partners (57,621 Units issued and
  outstanding)
----------------------------------------------------------------------------
                                                    (2,270,200)  (2,512,100)
----------------------------------------------------------------------------
                                                   $43,459,800  $49,323,600
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner      Partner        Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                       $  (183,100) $ 15,804,900  $ 15,621,800
Net (loss) for the year ended
 December 31, 1994                        (105,800)  (10,474,700)  (10,580,500)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1994                                 (288,900)    5,330,200     5,041,300
Net (loss) for the year ended
 December 31, 1995                      (2,223,200)   (5,330,200)   (7,553,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                      (2,512,100)            0    (2,512,100)
Net income for the year ended
 December 31, 1996                         241,900             0       241,900
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                     $(2,270,200) $          0  $ (2,270,200)
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s
except per Unit amounts)

                                           1996        1995          1994
------------------------------------------------------------------------------
Income:
 Rental                                 $10,386,100 $10,383,600  $ 10,759,900
 Interest                                    62,500      52,900        47,200
 Net gain on sale of properties             816,100                   188,400
------------------------------------------------------------------------------
                                         11,264,700  10,436,500    10,995,500
------------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliate                                 626,600     673,000       570,400
  Nonaffiliates                           3,249,100   3,724,100     3,563,500
 Depreciation and amortization            1,649,600   2,341,800     2,627,800
 Property operating:
  Affiliates                                575,200     602,000       574,800
  Nonaffiliates                           1,972,300   2,162,500     2,326,100
 Real estate taxes                        1,382,300   1,285,100     1,397,900
 Insurance--Affiliate                       140,500     111,800       156,600
 Repairs and maintenance                  1,242,700   1,296,900     1,418,400
 General and administrative:
  Affiliates                                 37,800      41,500        41,100
  Nonaffiliates                             146,700     151,200       187,700
 Provisions for value impairment                      5,600,000    10,000,000
------------------------------------------------------------------------------
                                         11,022,800  17,989,900    22,864,300
------------------------------------------------------------------------------
Income (loss) before Venture partner's
 participation in loss of joint
 venture                                    241,900  (7,553,400)  (11,868,800)
Venture partner's participation in
 loss of joint venture                                              1,288,300
------------------------------------------------------------------------------
Net income (loss)                       $   241,900 $(7,553,400) $(10,580,500)
------------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                $   241,900 $(2,223,200) $   (105,800)
------------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners                               $         0 $(5,330,200) $(10,474,700)
------------------------------------------------------------------------------
Net (loss) allocated to Limited
 Partners per Unit (57,621 Units
 outstanding)                           $         0 $    (92.50) $    (181.79)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                          1996         1995          1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                     $   241,900  $(7,553,400) $(10,580,500)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization          1,649,600    2,341,800     2,627,800
  Venture partner's participation in
   (loss) of joint venture                                         (1,288,300)
  Net (gain) on sale of properties        (816,100)                  (188,400)
  Provisions for value impairment                     5,600,000    10,000,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                               2,400      (55,300)      225,700
   Decrease in other assets                 61,700        1,500        79,200
   (Decrease) in accounts payable and
    accrued expenses                       (39,700)    (169,600)      (25,900)
   Increase (decrease) in due to
    Affiliates                               4,300        2,000       (87,900)
   Increase (decrease) in other
    liabilities                              3,900       66,900       (11,800)
------------------------------------------------------------------------------
    Net cash provided by operating
     activities                          1,108,000      233,900       749,900
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial
  rental properties                      5,606,600                  4,697,900
 Payments for capital and tenant
  improvements                            (875,900)  (1,335,100)   (1,230,400)
 Maturity of (investment in)
  restricted certificate of deposit
  and escrow deposits                       79,700      107,600       (75,000)
------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                4,810,400   (1,227,500)    3,392,500
------------------------------------------------------------------------------
Cash flows from financing activities:
Principal payments on mortgage loans
 payable                                (1,817,700)    (929,500)     (551,700)
Repayment of mortgage loan payable      (4,568,700)                (3,642,100)
Proceeds from mortgage loan payable                   1,750,000       307,700
Interest deferred on Front-End Fees
 loan payable to Affiliate                 626,600
Payment of loan acquisition or
 extension fees                           (102,900)    (113,500)      (76,100)
(Decrease) increase in security
 deposits                                  (14,400)       5,600       (19,700)
------------------------------------------------------------------------------
    Net cash (used for) provided by
     financing activities               (5,877,100)     712,600    (3,981,900)
------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                           41,300     (281,000)      160,500
Cash and cash equivalents at the
 beginning of the year                   1,331,600    1,612,600     1,452,100
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 1,372,900  $ 1,331,600  $  1,612,600
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $ 3,293,700  $ 4,404,100  $  4,157,700
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
NOTES TO FINANCIAL STATEMENTS
December 31, 1996

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their income tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of each respective lease. Repair and maintenance expenditures are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Management is not aware of any indicator that would result in any significant impairment loss. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is charged to expense.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain on sale is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1996 and 1995.

Certain reclassifications have been made to the previously reported 1995 and 1994 statements in order to provide comparability with the 1996 statements. These reclassifications had no effect on net income (loss) or Partners' capital (deficit).

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1996, the General Partner was allocated Net Profits of $241,900 which included Net Profits from sale of property of $816,100. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(2,223,200), which included a (loss) from provisions for value impairment of $(2,203,700). For the year December 31, 1994, the General Partner was allocated a Net (Loss) of $(105,800), which included a Net Profit from the sale of a Partnership property of $2,900, a Net
(Loss) from the sale of Partnership properties of $(1,000) and (loss) from provisions for value impairment of $(87,200). The allocations to the General Partner and Limited Partners for the years ended December 31, 1996 and 1995 are computed on a basis that is different than in prior periods. Allocations of losses to Limited Partners were limited to an amount that would result in Limited Partners capital amounting to not less than zero.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                     For the Years Ended December 31,
                         ---------------------------------------------------------
                               1996               1995                1994
                         ----------------- ------------------- -------------------
                           Paid   Payable     Paid    Payable     Paid    Payable
----------------------------------------------------------------------------------
Property management and
 leasing fees            $498,700 $ 51,700 $  527,400 $ 43,600 $  498,000 $ 61,200
Interest expense on
 Front-End Fees loan
 (Note 3)                    None  683,600    664,200   56,900    605,200   48,100
Reimbursement of
 property insurance
 premiums, at cost        140,500     None    107,200     None    149,700     None
Reimbursement of
 expenses, at cost:
 --Accounting              33,300    3,100     23,700    9,000     24,300    2,600
 --Investor
  communication             5,100      200     11,100      900      7,700      800
 --Legal                  129,300    7,000     95,800    4,300    144,500     None
 --Other                     None     None        900     None       None     None
----------------------------------------------------------------------------------
                         $806,900 $745,600 $1,430,300 $114,700 $1,429,400 $112,700
----------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1996, 1995 and 1994, the Partnership's share of ANTEC's rent was $293,400, $189,100 and $194,100 (which excludes $93,200 in reimbursements from ANTEC for tenant improvements), respectively. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is in the business of owning and operating mobil home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1996, 1995 and 1994, the Partnership's share of MHC's rent was $29,800, $22,100 and $9,900, respectively. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI

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

As of December 31, 1996, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1996 was 7.43%. As of December 31, 1996, the interest rate was 7.56%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership elected to defer payment of interest. During the year ended December 31, 1996, this loan was transferred to another Affiliate of the General Partner. As of December 31, 1996, the amount of interest deferred pursuant to this modification was $683,600.

4. RESTRICTED ESCROW DEPOSITS:

Restricted escrow deposits at December 31, 1995 included $159,400, of which the Partnership's share was 50%, being held by the mortgage holder of Regency in a non-interest bearing escrow account as collateral for its mortgage loan. In connection with a 1996 modification of the loan, the balance in this escrow account was applied to the principal balance of the loan, effective January 1, 1996.

5. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1996 and 1995 consisted of the following loans which are non-recourse unless otherwise noted:

Property
Pledged                    Principal Balance at      Average                          Estimated
   as                     -------------------------- Interest  Maturity   Periodic     Balloon
ollateralC                 12/31/96       12/31/95   Rate (a)    Date    Payment (b) Payment (c)
------------------------------------------------------------------------------------------------
Marquette Mall and
 Office Building          $ 2,202,200(d) $ 2,247,600  7.75%     7/1/2002      None   $   759,100
                            1,023,900(d)   1,135,600  7.75%     7/1/2002       (d)          None
                            8,215,500(e)   9,350,000  7.94%    9/30/1997       (e)           (e)
Burlington I, II and III
 Office Center             10,814,200     10,926,700  9.88%     5/1/1997   $98,900   $10,774,100
Regency Park Shopping
 Center (50%)(f)            7,709,200      7,917,100  7.50%   12/31/1997   $59,600   $ 7,554,800
Prentice Plaza (50%)        4,838,200      4,875,000  7.50%   12/19/2000       (g)   $ 4,658,200
Sentry Park West Office
 Campus (50%)                     (h)      4,737,600
------------------------------------------------------------------------------------------------
                          $34,803,200    $41,189,600
------------------------------------------------------------------------------------------------

(a) The average interest rate represents an average for the year ended December 31, 1996. Interest rates are subject to change in accordance with the provisions of the loan agreements on Marquette's junior mortgage loan and Prentice Plaza's mortgage loan. As of December 31, 1996, interest rates on the Marquette junior mortgage and the Prentice Plaza loan were 8.03% and 7.50%, respectively.
(b) Represents level monthly principal and interest payments, paid in arrears, except as otherwise noted.
(c) This repayment will require either sale or refinancing of the respective property.
(d) As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Office Building, individually, were amended. The terms of the amendment to the mortgage loan collaterialized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998, accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collaterialized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998, monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.
(e) On March 29, 1996, the Partnership executed an amendment to the agreement which modified and amended the junior mortgage loan collaterialized by Marquette. Significant terms of the amendment included: 1) a reduction in the loan commitment amount from $9,770,000 to $9,350,000; 2) a change from quarterly principal amortization payments of $125,000 on the first day of each quarter beginning January 1, 1996 and increasing to $150,000 on July 1, 1996 to monthly principal amortization payments of $30,000; 3) a reduction in the variable interest rate from 30-day LIBOR plus 300 basis points to 30-day LIBOR plus 250 basis points; 4) an assignment to the lender of a portion of the net sale proceeds received by the Partnership from the joint venture which owned Sentry Park West Office Campus ("Sentry West"), in which the Partnership has a 50% interest, on the sale of Sentry West to reduce the outstanding principal balance on the junior mortgage loan; 5) an option to extend the maturity date of the loan to September 30, 1998 for a .5% extension fee, with a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000 and 6) to the extent that proceeds from the sale of Sentry West utilized to reduce this loan exceed $700,000, a deferral of the monthly principal amortization payments. Terms of the existing agreement include a maturity date of September 30, 1997, a prohibition on distributions to Partners of the Partnership and a guarantee of repayment by the Partnership. As a result of a principal paydown of $894,500 from the

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI proceeds from the sale of Sentry West, the Partnership is not obligated to pay the $30,000 monthly principal for a period of six months, beginning September 1, 1996.
(f) In August 1996, the joint venture which owns Regency, in which the Partnership has a 50% interest with Affiliated partnerships, executed an agreement (the "Extension") with the mortgage lender to modify the terms of this mortgage loan. Significant terms of the Extension, which are retroactive to January 1, 1996, include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the Extension), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency. In connection with the execution of the extension, the $79,700 which was being held by the lender as collateral, referred to in Note 4, was utilized by the lender to reduce the principal balance of the mortgage effective January 1, 1996.
(g) In addition to monthly interest, monthly principal payments are $3,070 starting February 1, 1996 and increasing to $3,343, $3,638, $3,960 and $4,305 on January 1 of each subsequent year from 1997 through 2000, respectively.
(h) This property was sold and the mortgage loan was fully repaid on August 28, 1996 (see Note 9 for additional information).

Principal amortization of mortgage loans payable for each of the next five years and thereafter as of December 31, 1996 was as follows:

                    1997        $26,878,700
                    1998            456,600
                    1999            558,000
                    2000          5,259,700
                    2001            596,200
                    Thereafter    1,054,000
                            ---------------
                                $34,803,200
                            ---------------

6. FUTURE MINIMUM RENTS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1996 was as follows:

                    1997        $ 6,403,100
                    1998          4,876,800
                    1999          3,775,600
                    2000          2,923,300
                    2001          1,789,500
                    Thereafter    5,650,400
                            ---------------
                                $25,418,700
                            ---------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements, (ii) parking income and
(iii) percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $245,100, $239,500 and $189,500, respectively.

7. INCOME TAX:

The Partnership utilized the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. The net effect of these accounting differences for the year ended December 31, 1996 was that the results for income tax reporting purposes was a loss of $5,966,200 and the net income for financial statement purposes was $241,900. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1996 was $67,809,500.

8. DISTRIBUTIONS:

Commencing with the quarter ended September 30, 1990, cash distributions to Limited Partners were suspended and no further distributions will be made until such time as the Partnership's cash position is increased to a level that is expected to be sufficient to meet all of the anticipated capital expenditures, debt repayments, including the loan agreements restricting distributions (see Note 5), and other working capital requirements.

9. PROPERTY SALES:

On August 28, 1996, the joint venture which owned Sentry West consummated the sale of Sentry West for a price of $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of closing prorations, selling expenses and the repayment of the mortgage loan for Sentry West was approximately $894,500. Pursuant to a letter agreement with the junior mortgage lender for Marquette, the Partnership's entire share of the net proceeds from this sale was used to paydown the principal balance of the junior mortgage loan collateralized by Marquette. The net gain reported by the Partnership for financial statement purposes was $816,100. For income tax reporting purposes the Partnership will report a net (loss) of $(4,758,200) for the year ended December 31, 1996 in connection with this sale. Provisions for value impairment during prior periods reported cumulatively amounted to $5,000,000.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI

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

10. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying basis of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1994. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1994. There were no provisions recorded for the year ended December 31, 1996.

             Property                      1995       1994
                  --------------------------------------------
             Marquette Mall and Office
              Building                  $3,100,000 $ 4,000,000
             Burlington Office Center
              I, II and III                500,000   3,000,000
             Regency Park Shopping
              Center                     2,000,000   1,500,000
             Sentry Park West Office
              Campus                                 1,500,000
                  --------------------------------------------
                                        $5,600,000 $10,000,000
                  --------------------------------------------

11. ASSET HELD FOR DISPOSITION:

During 1996, the Partnership modified the terms of the mortgage loan secured by Regency. Among other provisions, the modification provides for a maturity date of December 31, 1997. The Partnership is marketing Regency for sale and expects to complete a sale prior to December 31, 1997. Accordingly, the Partnership began classifying Regency as "Held for Disposition" as of December 31, 1996. The Partnership's carrying basis, net of accumulated depreciation and amortization, of Regency on the Balance sheet effective December 31, 1996 was $7,751,600 and does not exceed the estimated fair value, less costs to sell. The Partnership's share of net income (loss) (exclusive of provisions for value impairment) from Regency included in the Statements of Income and Expenses for the years ended December 31, 1996, 1995 and 1994 was $21,100, $(140,300) and
$(326,200), respectively.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996

       Column A               Column B           Column C                Column D                       Column E
-----------------------     -----------  ------------------------  ---------------------  ---------------------------------------
                                                                        Costs capi-
                                               Initial cost         talized subsequent            Gross amount at which
                                              to Partnership          to acquisition            carried at close of period
                                         ------------------------  ---------------------  ---------------------------------------
                                                       Buildings                                         Buildings
                                                          and                                               and
                              Encum-                   Improve-     Improve-   Carrying                  Improve-
      Description             brances        Land        ments       ments     Costs (1)     Land          ments     Total (2)(3)
-----------------------     -----------  -----------  -----------  ----------  ---------  ----------    -----------  ------------
Shopping Centers:
----------------
Marquette Mall
  and Office Building
  (Michigan City, IN)
  (100% Interest)           $11,441,600  $ 2,000,000  $20,306,700  $3,742,900  $164,800   $1,930,500    $17,114,400  $19,044,900(4)

Regency Park
  Shopping Center
  (Jacksonville, FL)
  (50% Interest)              7,709,200    4,125,300   12,316,400     461,800   179,200    2,081,600(7)   8,306,100   10,387,700(4)

Office Buildings:
----------------
Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)
  (100% Interest)            10,814,200    3,000,000   17,597,800   1,795,300    72,500    3,000,000     15,964,600   18,964,600(4)

Prentice Plaza
  (Englewood, Co
  50% Interest)               4,838,200    1,139,600    7,390,200   1,057,400    40,800    1,139,600      8,488,400    9,628,000
                            -----------  -----------  -----------  ----------  --------   ----------    -----------  -----------
                            $34,803,200  $10,264,900  $57,611,100  $7,057,400  $457,300   $8,151,700    $49,873,500  $58,025,200
                            ===========  ===========  ===========  ==========  ========   ==========    ===========  ===========

       Column A              Column F    Column G  Column H     Column I
-----------------------    -----------  ---------  ---------  -------------
                                                              Life on which
                                                               depreciation
                             Accumu-                             in latest
                              lated      Date of                  income
                            Deprecia-   construc-     Date      statements
      Description           tion (2)      tion      Acquired    is computed
-----------------------    -----------  ---------  ---------  -------------
Shopping Centers:
----------------
Marquette Mall
  and Office Building
  (Michigan City, IN)                                             35 (5)
  (100% Interest)          $ 6,489,300    1967     Dec. 1986     2-10 (6)

Regency Park
  Shopping Center
  (Jacksonville, FL)                                              35 (5)
  (50% Interest)             2,636,100    1985     Feb. 1988     5-10 (6)

Office Buildings:
----------------
Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)                                                 35 (5)
  (100% Interest)            4,851,500     (7)        (7)        2-10 (6)

Prentice Plaza
  (Englewood, CO)                                                 35 (5)
  (50% Interest)             3,085,900    1985     Mar. 1988     2-10 (6)
                           -----------
                           $17,062,800
                           ===========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2.  The following is a reconciliation of activity in columns E and F:

                                December 31, 1996                 December 31, 1995            December 31, 1994
                          -----------------------------      ---------------------------  ---------------------------
                                           Accumulated                      Accumulated                  Accumulated
                               Cost       Depreciation           Cost       Depreciation      Cost       Depreciation
                          --------------  -------------      ------------   ------------  ------------   ------------
Balance at the
  beginning
  of the year             $   65,275,200  $  18,551,100      $ 68,940,100   $ 16,292,000  $ 84,445,700   $ 15,939,000

Additions
  during
  the year:

Improvement                      875,900                        1,935,100                    1,230,400

Provisions for
  depreciation                                1,649,600                        2,259,100                    2,580,000

Deductions
  during the
  year:

Cost of real
  estate sold                 (8,125,900)                                                   (6,736,000)

Accumulated
  depreciation
  on real
  estate sold                                (3,137,900)                                                   (2,227,000)

Provisions
  for value
  impairment                                                   (5,600,000)                 (10,000,000)
                          --------------  -------------      ------------   ------------  ------------   ------------
Balance at
  the end of
  the year                $   58,025,200  $  17,062,800      $ 65,275,200   $ 18,551,100  $ 68,940,100   $ 16,292,000
                          ==============  =============      ============   ============  ============   ============

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1996 was $67,809,500.

Note 4. Included provisions for value impairment. See Note 10 of Notes to Financial Statements for additional information.

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