Form 10-Q
period 1997-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1997-05-15
CIK 771983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1997
                           -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                     ------------------     --------------------

     Commission File Number                           0-15538
                                     -------------------------------------------


               First Capital Income Properties, Ltd. - Series XI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                              36-3364279
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois             60606-2607
--------------------------------------------------------             ----------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   March 31,
                                                      1997      December 31,
                                                  (Unaudited)       1996
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $  8,151,600  $  8,151,600
 Buildings and improvements                         49,957,800    49,873,600
-----------------------------------------------------------------------------
                                                    58,109,400    58,025,200
Accumulated depreciation and amortization          (17,410,000)  (17,062,800)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     40,699,400    40,962,400
Cash and cash equivalents                            1,549,900     1,372,900
Rents receivable                                       550,400       624,400
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $996,200 and
 $967,200, respectively)                               288,100       500,100
-----------------------------------------------------------------------------
                                                  $ 43,087,800  $ 43,459,800
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                           $ 34,678,100  $ 34,803,200
 Front-End Fees Loan payable to Affiliate            8,295,200     8,295,200
 Accounts payable and accrued expenses               1,192,900     1,260,700
 Due to Affiliates                                     942,000       745,600
 Security deposits                                     189,000       186,300
 Other liabilities                                      11,000       439,000
-----------------------------------------------------------------------------
                                                    45,308,200    45,730,000
-----------------------------------------------------------------------------
Partners' (deficit):
 General Partner                                    (2,220,400)   (2,270,200)
 Limited Partners (57,621 Units issued and
  outstanding)
-----------------------------------------------------------------------------
                                                    (2,220,400)   (2,270,200)
-----------------------------------------------------------------------------
                                                  $ 43,087,800  $ 43,459,800
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners    Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                       $(2,512,100)   $  0   $(2,512,100)
Net income for the year ended December 31,
 1996                                           241,900       0       241,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1996       (2,270,200)      0    (2,270,200)
Net income for the quarter ended March 31,
 1997                                            49,800       0        49,800
------------------------------------------------------------------------------
Partners' (deficit), March 31, 1997         $(2,220,400)   $  0   $(2,220,400)
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
-------------------------------------------------------------------------
Income:
 Rental                                            $2,592,000 $2,666,100
 Interest                                              16,500     14,200
-------------------------------------------------------------------------
                                                    2,608,500  2,680,300
-------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          154,700    156,400
  Nonaffiliates                                       718,000    869,100
 Depreciation and amortization                        376,200    408,100
 Property operating:
  Affiliates                                           82,500    134,500
  Nonaffiliates                                       522,300    574,600
 Real estate taxes                                    332,900    304,500
 Insurance--Affiliate                                  35,000     35,700
 Repairs and maintenance                              292,200    306,100
 General and administrative:
  Affiliates                                            8,900      8,100
  Nonaffiliates                                        36,000     57,200
-------------------------------------------------------------------------
                                                    2,558,700  2,854,300
-------------------------------------------------------------------------
Net income (loss)                                  $   49,800 $ (174,000)
-------------------------------------------------------------------------
Net income (loss) allocated to General Partner     $   49,800 $ (174,000)
-------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners    $        0 $        0
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $        0 $        0
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1997        1996
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                        $   49,800  $ (174,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                              376,200     408,100
  Changes in assets and liabilities:
   Decrease in rents receivable                               74,000     106,900
   Decrease in other assets                                  183,000     163,700
   (Decrease) in accounts payable and accrued expenses       (67,800)    (33,100)
   Increase (decrease) in due to Affiliates                   41,700     (28,900)
   (Decrease) in other liabilities                          (128,000)   (118,300)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                528,900     324,400
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (384,200)   (310,500)
 Release of restricted certificate of deposit and escrow
  deposits                                                                79,700
---------------------------------------------------------------------------------
    Net cash (used for) investing activities                (384,200)   (230,800)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (125,100)   (341,500)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                  154,700     156,400
 Loan acquisition costs incurred                                         (10,100)
 Increase in security deposits                                 2,700      19,300
---------------------------------------------------------------------------------
    Net cash provided by (used for) financing activities      32,300    (175,900)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         177,000     (82,300)
Cash and cash equivalents at the beginning of the period   1,372,900   1,331,600
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $1,549,900  $1,249,300
---------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period         $  813,800  $  877,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the year ending December 31, 1997.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated partnerships which were each formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The financial statements include the Partnership's 70% undivided preferred interest in a joint venture with an unaffiliated third party. The joint venture owns a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture is operated under the control of the General Partner. Accordingly, the Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and Partners' capital in the financial statements.

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

The Partnership evaluates its commercial rental properties when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net (loss) or Partners' (deficit).

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1997 and 1996, the General Partner was allocated 100% of the Net Profit (Loss) of $49,800 and $(174,000), respectively. Allocations to Limited Partners were limited to an amount that would result in Limited Partners capital amounting to not less than zero. No further amounts will be allocated to Limited Partners until such time as the cumulative computation of such Partners' capital account would result in a positive balance.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 1997 were as follows:

                                                        Paid   Payable
-----------------------------------------------------------------------
Property management and leasing fees                   $58,800 $ 55,900
Interest expense on Front-End
 Fees Loan (Note 3)                                       None  838,200
Reimbursement of property insurance premiums, at cost     None   35,000
Reimbursement of expenses, at cost:
 -- Accounting                                           3,000    5,300
 -- Investor communication                                 400      600
 -- Legal                                               24,400    7,000
-----------------------------------------------------------------------
                                                       $86,600 $942,000
-----------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 30% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the three months ended March 31, 1997, ANTEC paid $89,500 in rents and reimbursements of expenses. In addition, during the three months ended March 31, 1997, ANTEC remitted $120,000 as partial consideration for the early release of approximately 38% of its leased space. Substantially all of this released space has been retenanted for rents approximating the terms of ANTEC's lease. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the three months ended March 31, 1997, MHC paid $12,600 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

Effective on December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers, sold its interest in its property management agreements to an unrelated party.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for fees ranging from 3% to 6% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management, leasing and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan accrues monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of March 31, 1997, the Partnership had drawn $8,295,200 under the Front-End Fees Loan agreement. The interest rate on the Front-End Fees Loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the three months ended March 31, 1997 was 7.46%. As of March 31, 1997, the interest rate was 7.44%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of March 31, 1997, the amount of interest deferred pursuant to this modification was $838,200.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1997 and December 31, 1996 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                          Partnership's Share of     Average
  Property Pledged as      Principal Balance at      Interest    Maturity
       Collateral             3/31/97      12/31/96    Rate        Date
-----------------------------------------------------------------------------
Marquette Mall and        $ 2,202,200(a) $ 2,202,200  7.75%       7/1/2002
Office Building               998,900(a)   1,023,900  7.75%       7/1/2002
                            8,200,000(b)   8,215,500  7.96%(c)   9/30/1997
Burlington I, II and III
 Office Center             10,774,200     10,814,200  9.88%       5/1/1997(d)
Regency Park Shopping
 Center (50%)(e)            7,674,700      7,709,200  7.50%     12/31/1997
Prentice Plaza (50%)        4,828,100      4,838,200  7.18%(c)  12/19/2000
-----------------------------------------------------------------------------
                          $34,678,100    $34,803,200
-----------------------------------------------------------------------------

(a) Pursuant to the terms of an amendment to the mortgage loan collateralized by Marquette Mall, during the period beginning March 1, 1996 through February 28, 1998, accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. Pursuant to the terms of an amendment to the mortgage loan collateralized by Marquette Office Building, during the period beginning March 1, 1996 through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.
(b) The terms of the loan provide for monthly principal payments of $30,000 in addition to interest at 30 day LIBOR plus 250 basis points. The loan is recourse to the Partnership and prohibits distributions to Partners. The Partnership has the option of extending the maturity date to September 30, 1998 for a fee equal to 0.5% of the outstanding principal balance.
(c) The average interest rate represents an average for the three months ended March 31, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of March 31, 1997, interest rates on the mortgage loan collateralized by Prentice Plaza and the second mortgage collateralized by Marquette were 7.19% and 7.94%, respectively.
(d) The mortgage loan collateralized by Burlington matured on May 1, 1997. The General Partner is in negotiations to refinance this loan and expects to consummate a refinancing during May 1997.
(e) The loan requires monthly payments of principal and interest based on a 23 year amortization schedule. In addition, net property cash flow, if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

For additional information regarding the mortgage loans payable, refer to the Partnership's Annual Report for the year ended December 31, 1996.

5. ASSET HELD FOR DISPOSITION:

During 1996, the Partnership modified the terms of the mortgage loan secured by Regency Park Shopping Center ("Regency"). Among other provisions, the modification provides for a maturity date of December 31, 1997. The Partnership is marketing Regency for sale and expects to complete a sale transaction prior to December 31, 1997. Accordingly, the Partnership has classified Regency as "Held for Disposition". The Partnership's carrying basis, net of accumulated depreciation and amortization, of Regency on the Balance Sheet as of March 31, 1997 was $7,751,500 and does not exceed the estimated fair value, less costs to sell. The Partnership's share of net income (loss) of Regency, included in the Statements of Income and Expenses for the three months ended March 31, 1997 and 1996 was $104,200 and $(10,400), respectively. The 1996 loss includes depreciation and amortization of $56,200. In connection with classifying Regency as "Held for Disposition", no depreciation or amortization was recorded against the property during 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the three months ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative
                            Operating Results (a)
                              For the Quarters
                                    Ended
                             3/31/97    3/31/96
--------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $1,069,000 $1,018,000
--------------------------------------------------
Property net income         $   51,700 $   64,300
--------------------------------------------------
Average occupancy                  83%        83%
--------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND
 III
Rental revenues             $  808,600 $  667,100
--------------------------------------------------
Property net income (loss)  $   73,500 $  (37,000)
--------------------------------------------------
Average occupancy                  96%        78%
--------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  364,700 $  310,100
--------------------------------------------------
Property net income (loss)  $    9,400 $  (40,100)
--------------------------------------------------
Average occupancy                  95%        98%
--------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%)
Rental revenues             $  347,400 $  298,900
--------------------------------------------------
Property net income (loss)  $  104,200 $  (10,500)
--------------------------------------------------
Average occupancy                  92%        87%
--------------------------------------------------
SENTRY PARK WEST CAMPUS (50%) (B)
Rental revenues                        $  372,100
--------------------------------------------------
Property net income                    $   67,000
--------------------------------------------------
Average occupancy                             88%
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

Net (loss) income changed from $(174,000) for the three months ended March 31, 1996 to $49,800 for the three months ended March 31, 1997. The change was primarily the result of improved operating results at Burlington Office Center I, II and III ("Burlington"), Regency Park Shopping Center ("Regency") and Prentice Plaza. Also contributing to the increase was a decrease in general and administrative expenses which was primarily due to a decrease in accounting fees and personnel costs. The change was partially offset by the absence of results in 1997 from Sentry West due to its 1996 sale and to a lesser degree diminished operating results at Marquette Mall and Office Building ("Marquette").

The following comparative discussion excludes the operating results of Sentry West.

Rental revenues increased by $295,600 or 12.9% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to an increase in base rental income at Burlington which was due to the successful leasing of the majority of the vacant space at Burlington III during 1996. Also contributing to the increase was a lease settlement received at Prentice Plaza in 1997 and an increase in base rental income and tenant expense reimbursements for real estate taxes at Regency which was the result of an increase in the average occupancy rate.

Interest expense on the Partnership's mortgage loans decreased by $55,800 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to the effects of the principal paydown of Marquette's junior mortgage during 1996, resulting from the application of net sale proceeds from the sale of Sentry West, along with a decrease in the average interest rate on the mortgage loan collateralized by Prentice Plaza.

Depreciation and amortization expense decreased by $31,900 for the three-month periods under comparison. The decrease was due to the fact that effective January 1, 1997, the Partnership discontinued the recording of depreciation and amortization expense for depreciable and amortizable assets of Regency in connection with classifying the property as Held for Disposition. The decrease was partially offset by an increase in depreciable assets placed in service at Marquette during the past 12 months which exceeded the assets whose depreciable lives expired in 1996.

Real estate tax expense increased by $59,400 for the three-month periods under comparison. The increase was primarily due to a projected increase in the tax rate at Marquette as well as a projected increase in the assessed valuation of Prentice Plaza for real estate tax purposes.

Repairs and maintenance expense increased by $52,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily due to increases in snow removal costs at Burlington and in repairs to the HVAC system at Prentice Plaza.

Property operating expenses increased by $7,600 for the three-month periods under comparison. The increase was primarily the result of an increase in professional services at Marquette which was due to costs related to exploring the market conditions to evaluate the potential sale of the property together with an increase in advertising and promotional costs at Marquette. The increase was partially offset by a decrease in professional service costs at Burlington.

To increase and/or maintain occupancy levels at the Partnerships properties, the General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                         Comparative Cash
                                                         Flow Results For
                                                        the Quarters Ended
                                                         3/31/97    3/31/96
-----------------------------------------------------------------------------
Cash Flow (Deficit) (as defined in the Partnership
 Agreement)                                             $ 300,900  $ (27,700)
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable   125,100    261,800
 Decrease in current assets                               257,000    270,600
 (Decrease) in current liabilities                       (154,100)  (180,300)
-----------------------------------------------------------------------------
Net cash provided by operating activities               $ 528,900  $ 324,400
-----------------------------------------------------------------------------
Net cash (used for) investing activities                $(384,200) $(230,800)
-----------------------------------------------------------------------------
Net cash provided by (used for) financing activities    $  32,300  $(175,900)
-----------------------------------------------------------------------------

Cash Flow (Deficit) (as defined in the Partnership Agreement) changed from $(27,700) for the three months ended March 31, 1996 to $300,900 for the three months ended March 31, 1997. The change was primarily the result of the increase in net income, exclusive of depreciation and amortization, at all of the Partnership's properties partially offset by the absence of results from Sentry West due to its sale in 1996.

The net increase in the Partnership's cash position for the three months ended March 31, 1997 was primarily the result of net cash provided by operating activities exceeding principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. The liquid assets of the Partnership as of March 31, 1997 were comprised of amounts held for working capital purposes.

The increase of $177,000 in net cash provided by operating activities of $204,500 was primarily due to increases in the net cash provided by operating activities at all of the Partnership's properties as well as decreases in general and administrative expenses, as previously discussed, and the timing of the payment of certain expenses at Burlington.

Net cash used for investing activities increased by $153,400 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was due to an increase in cash used for capital and tenant improvements and leasing costs and to the release of escrow deposits in 1996. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1997, the Partnership spent $384,200 for capital and tenant improvements and leasing costs and has projected to spend approximately $1,425,000 during the remainder of 1997. Included in the amount spent by the Partnership in 1997 is $300,000 related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the projected amount are improvement and leasing costs of approximately $625,000 for Burlington and $535,000 for Marquette. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the potential sale of a property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash (used for) provided by financing activities changed from $(175,900) for the three months ended March 31, 1996 to $32,300 for the three months ended March 31, 1997. The change was primarily due to a reduction in mortgage principal payments on the Partnership's mortgage obligations resulting from 1996 modifications of Marquette's mortgage loans.

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

During 1996 the two senior mortgage loans collateralized by Marquette Mall and Marquette Office Building, individually, were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that through February 28, 1998, accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.

The subordinate mortgage collateralized by Marquette matures on September 30, 1997. While the Partnership has the right to extend the maturity date for a term of one year, the consideration includes a fee equal to 0.5% of the outstanding principal, together with an increase in the interest rate and higher monthly principal payments. The loan contains a prohibition on the payment of distributions to Partners and is recourse to the Partnership. The General Partner is examining alternatives to this financing.

The mortgage loan collateralized by Burlington matured on May 1, 1997. The General Partner is in negotiations to refinance this loan and expects to consummate a refinancing during May 1997.

During 1996 the joint venture which owns Regency, in which the Partnership owns a 50% interest with Affiliated partnerships, executed an agreement with the current mortgage lender to modify the terms of the mortgage loan collateralized by this property. Significant terms of this agreement include: 1) an extension of the maturity date to December 31, 1997; 2) monthly principal and interest payments based on a 23-year amortization schedule with a per annum interest rate of 7.5%; and 3) net property cash flow (as defined in the agreement), if any, after deducting scheduled principal and interest payments, approved capital and tenant improvements and leasing commissions, is required to be deposited into a non-interest bearing reserve account maintained by the lender to be used for capital and tenant improvements, leasing commissions and operating deficits of Regency.

As of December 31, 1996, 26 of the 33 tenants at Prentice Plaza and 28 of the 40 tenants at Burlington had leases totaling 233,019 square feet that expire during the next three years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,279,400. Notwithstanding the market rental rates that may be in effect at the time that these leases expire, the Partnership faces uncertainty with respect to the occupancy at its properties during 1997 and possibly beyond. The General Partner and its management companies intend to address the possible renewal of these leases well in advance of their scheduled expirations in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has significant financial obligations during the remainder of the year. Payments due on the mortgage loans collateralized by the Partnership's properties are substantial. The mortgage loan collateralized by Burlington matured in May 1997. While the General Partner is currently negotiating with a new lender to refinance the mortgage note, there can be no assurance that such efforts will be successful. Also maturing in 1997 is the mortgage loan collateralized by Regency. The General Partner is currently attempting to sell Regency. Failure to sell the property could result in the loss of the property through foreclosure. The General Partner believes that Regency will be sold during 1997. In connection with the potential replacement of tenants, together with the ongoing required maintenance of the Partnership's properties, the Partnership anticipates incurring substantial capital, tenant improvement and leasing costs during 1997. Net cash provided by operating activities may not be sufficient to meet the above capital expenditure requirements for the year ending December 31, 1997. As a result of this issue together with the restriction on distributions to Limited Partners contained in the junior mortgage loan collateralized by Marquette, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Partners continue to be suspended. For the three months ended March 31, 1997, Cash Flow (as defined in the Partnership Agreement) of $300,900 was retained to supplement working capital reserves.

The General Partner continues to review other sources of cash available to the Partnership, which includes the sale of Regency and sale or refinancing of the Partnership's other properties. There can be no assurance as to the timing or successful completion of any future transactions, including the refinancing of Burlington and sale of Regency. The Partnership may have inadequate liquidity to meet its mortgage loan obligations, which could result in the foreclosure of Burlington and/or Regency. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected future operating results and capital expenditure requirements, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' original Capital Investment. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a)  Exhibits: None

        (b)  Reports on Form 8-K:

             There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST CAPITAL INCOME PROPERTIES,
                                     LTD. - SERIES XI

                                     By:  FIRST CAPITAL FINANCIAL CORPORATION
                                          GENERAL PARTNER

Date:  May 15, 1997                  By:  /s/       DOUGLAS CROCKER II
       ------------                       --------------------------------------
                                                    DOUGLAS CROCKER II
                                          President and Chief Executive Officer

Date:  May 15, 1997                  By: /s/         NORMAN M. FIELD
       ------------                      ---------------------------------------
                                                     NORMAN M. FIELD
                                         Vice President - Finance and Treasurer