Form 10-Q
period 1997-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1997-08-14
CIK 771983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the period ended                    June 30, 1997
                                    ----------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                    ------------    ------------

    Commission File Number                    0-15538
                                    ----------------------------


               First Capital Income Properties, Ltd. - Series XI
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                               36-3364279
-------------------------------                             -------------------
(State or other jurisdiction of                                  (I.R.S.
incorporation or organization)                                   Employer
                                                            Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
----------------------------------------------------------  -------------------
         (Address of principal executive offices)                (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1997      December 31,
                                                     (Unaudited)      1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 6,070,100  $ 8,151,600
 Buildings and improvements                           41,857,900   49,873,600
------------------------------------------------------------------------------
                                                      47,928,000   58,025,200
Accumulated depreciation and amortization            (15,113,900) (17,062,800)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       32,814,100   40,962,400
Cash and cash equivalents                              3,073,500    1,372,900
Escrow deposits                                          125,000           --
Rents receivable                                         582,100      624,400
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $988,700 and
 $967,200, respectively)                                 277,500      500,100
------------------------------------------------------------------------------
                                                     $36,872,200  $43,459,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                              $27,104,300  $34,803,200
 Front-End Fees Loan payable to Affiliate              8,295,200    8,295,200
 Accounts payable and accrued expenses                 1,098,100    1,260,700
 Due to Affiliates                                     1,056,900      745,600
 Security deposits                                       173,000      186,300
 Other liabilities                                        16,700      439,000
------------------------------------------------------------------------------
                                                      37,744,200   45,730,000
------------------------------------------------------------------------------
Partners' (deficit):
 General Partner                                        (872,000)  (2,270,200)
 Limited Partners (57,621 Units issued and
  outstanding)
------------------------------------------------------------------------------
                                                        (872,000)  (2,270,200)
------------------------------------------------------------------------------
                                                     $36,872,200  $43,459,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners    Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                       $(2,512,100)   $ 0    $(2,512,100)
Net income for the year ended December 31,
 1996                                           241,900      0        241,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1996       (2,270,200)     0     (2,270,200)
Net income for the six months ended June
 30, 1997                                     1,398,200      0      1,398,200
------------------------------------------------------------------------------
Partners' (deficit), June 30, 1997          $  (872,000)   $ 0    $  (872,000)
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
-------------------------------------------------------------------------
Income:
 Rental                                            $2,298,300 $2,646,400
 Interest                                              21,900     16,600
 Gain on sale of property                           1,529,600
-------------------------------------------------------------------------
                                                    3,849,800  2,663,000
-------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          161,200    154,900
  Nonaffiliates                                       685,000    846,900
 Depreciation and amortization                        369,400    418,300
 Property operating:
  Affiliates                                           36,900    148,100
  Nonaffiliates                                       501,000    476,800
 Real estate taxes                                    389,400    412,900
 Insurance--Affiliate                                  27,200     37,400
 Repairs and maintenance                              270,800    324,900
 General and administrative:
  Affiliates                                            1,800      9,200
  Nonaffiliates                                        58,700     37,600
-------------------------------------------------------------------------
                                                    2,501,400  2,867,000
-------------------------------------------------------------------------
Net income (loss)                                  $1,348,400 $ (204,000)
-------------------------------------------------------------------------
Net income (loss) allocated to General Partner     $1,348,400 $ (204,000)
-------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners    $        0 $        0
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     0.00 $     0.00
-------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
-------------------------------------------------------------------------
Income:
 Rental                                            $4,890,300 $5,312,500
 Interest                                              38,400     30,800
 Gain on sale of property                           1,529,600
-------------------------------------------------------------------------
                                                    6,458,300  5,343,300
-------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          315,900    311,300
  Nonaffiliates                                     1,403,000  1,716,000
 Depreciation and amortization                        745,600    826,400
 Property operating:
  Affiliates                                          119,400    282,600
  Nonaffiliates                                     1,023,300  1,051,400
 Real estate taxes                                    722,300    717,400
 Insurance--Affiliate                                  62,200     73,100
 Repairs and maintenance                              563,000    631,000
 General and administrative:
  Affiliates                                           10,700     17,300
  Nonaffiliates                                        94,700     94,800
-------------------------------------------------------------------------
                                                    5,060,100  5,721,300
-------------------------------------------------------------------------
Net income (loss)                                  $1,398,200 $ (378,000)
-------------------------------------------------------------------------
Net income (loss) allocated to General Partner     $1,398,200 $ (378,000)
-------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners    $        0 $        0
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     0.00 $     0.00
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                     $ 1,398,200  $ (378,000)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                            745,600     826,400
  (Gain) on sale of property                            (1,529,600)
  Changes in assets and liabilities:
   Decrease in rents receivable                             42,300     177,000
   Decrease in other assets                                251,000     311,300
   (Decrease) increase in accounts payable and accrued
    expenses                                              (162,600)     80,100
   (Decrease) in due to Affiliates                          (4,600)    (60,600)
   (Decrease) in other liabilities                        (122,300)   (118,300)
-------------------------------------------------------------------------------
    Net cash provided by operating activities              618,000     837,900
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                          9,305,900
 Payments for capital and tenant improvements             (590,300)   (352,600)
 (Increase) decrease in escrow deposits                   (125,000)     79,700
-------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                          8,590,600    (272,900)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loan payable                    11,000,000
 Repayment of mortgages loan payable                   (18,413,600)
 Principal payments on mortgage loans payable             (285,300)   (565,000)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                315,900     368,200
 Loan acquisition costs incurred                          (111,700)    (15,100)
 (Decrease) increase in security deposits                  (13,300)     23,300
-------------------------------------------------------------------------------
    Net cash (used for) financing activities            (7,508,000)   (188,600)
-------------------------------------------------------------------------------
 Net increase in cash and cash equivalents               1,700,600     376,400
 Cash and cash equivalents at the beginning of the
  period                                                 1,372,900   1,331,600
-------------------------------------------------------------------------------
 Cash and cash equivalents at the end of the period    $ 3,073,500  $1,708,000
-------------------------------------------------------------------------------
 Supplemental information:
 Interest paid to nonaffiliates during the period      $ 1,473,000  $1,726,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

The financial statements include the Partnership's 50% interest in two joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property. These joint ventures are operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated on the straight-line method over the estimated life of such improvements.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1997, the General Partner was allocated 100% of the Net Profits of $1,348,400 and $1,398,200, respectively. Included in the Net Profits allocated to the General Partner was the gain on sale of property of $1,529,600 for the quarter and six months ended June 30, 1997. No amounts will be allocated to Limited Partners until such time as the cumulative computation of such Partners' capital account would result in a positive balance.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                      Paid
                                               -------------------
                                               Quarter  Six Months  Payable
-----------------------------------------------------------------------------
Property management and leasing fees            $44,700  $103,500  $   42,500
Interest expense on Front-End Fees loan (Note
 3)                                                None      None     999,500
Reimbursement of property insurance premiums,
 at cost                                         48,000    48,000      14,200
Reimbursement of expenses, at cost:
 --Accounting                                     5,800     8,800         600
 --Investor communication                         1,000     1,400         100
 --Legal                                         12,600    37,000        None
-----------------------------------------------------------------------------
                                               $112,100  $198,700  $1,056,900
-----------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1997, ANTEC paid $52,700 and $142,200, respectively, in rents and reimbursements of expenses. In addition, during the six months ended June 30, 1997, ANTEC remitted $120,000 as partial consideration for the early release of approximately 38% of its leased space. Substantially all of this space has been retenanted for rents approximating the terms of ANTEC's lease. ANTEC has reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains ultimate responsibility for the rent on their space until their lease expires in September 1999. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1997, MHC paid $5,600 and $18,200, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

Effective on December 31, 1996, the Affiliate providing property and management and certain leasing services to the Partnership's shopping centers, sold its interest in its property management agreements to an unrelated party.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for fees ranging from 3% to 6% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management, leasing and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

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

As of June 30, 1997, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the six months ended June 30, 1997 was 7.57%. As of June 30, 1997, the interest rate was 7.69%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of June 30, 1997, the amount of interest deferred pursuant to this modification was $999,500.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1997 and December 31, 1996 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                            Partnership's Share of
        Property             Principal Balance at    Average
         Pledged           ------------------------- Interest   Maturity Date
      as Collateral          6/30/97      12/31/96     Rate
------------------------------------------------------------------------------
Marquette Mall and Office
 Building                  $2,202,200(a) $ 2,202,200  7.75%       7/1/2002
                              974,000(a)   1,023,900  7.75%       7/1/2002
                            8,110,000(b)   8,215,500  8.07%(c)   9/30/1997
Burlington I, II and III
 Office Center             11,000,000(d)  10,814,200  7.66%(d)   5/15/1999
Regency Park Shopping
 Center (50%)(e)                    (e)    7,709,200       (e)         (e)
Prentice Plaza (50%)          4,818,100    4,838,200  7.30%(c)  12/19/2000
------------------------------------------------------------------------------
                            $27,104,300  $34,803,200
------------------------------------------------------------------------------

(a) Pursuant to the terms of an amendment to the mortgage loan collateralized by Marquette Mall, during the period beginning March 1, 1996 through February 28, 1998, accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. Pursuant to the terms of an amendment to the mortgage loan collateralized by Marquette Office Building, during the period beginning March 1, 1996 through February 28, 1998 monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.
(b) The terms of the loan provide for monthly principal payments of $30,000 in addition to interest at 30 day LIBOR plus 250 basis points. The loan is recourse to the Partnership and prohibits distributions to Partners. The Partnership has the option and is in the process of extending the maturity date to March 31, 1998 for a fee equal to 0.25% of the outstanding principal balance.
(c) The average interest rate represents an average for the six months ended June 30, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of June 30, 1997, interest rates on the mortgage loans collateralized by Prentice Plaza and the second mortgage collateralized by Marquette were 7.44% and 8.19%, respectively.
(d) On May 15, 1997, Burlington Associates General Partnership, in which the Partnership owns a 70% undivided preferred interest, obtained a new mortgage loan in the amount of $11,000,000 secured by Burlington and guaranteed by the Partnership. The existing loan was paid off in full with proceeds from the new loan. The interest rate on the new loan is variable at LIBOR plus 187.5 basis points. The maturity date of the new loan is May 15, 1999 and includes an option for a one-year renewal under slightly different terms, provided the Partnership is able to meet certain conditions for renewal. The new loan is interest only, payable monthly in arrears and continues a prohibition on distributions to Partners. The interest rate as of June 30, 1997 was 7.56%
(e) The joint venture which owns Regency, in which the Partnership has a 50% interest with Affiliated partnerships, repaid the mortgage collateralized by Regency with proceeds generated from its sale. For further information regarding the sale see Note 5.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1996.

5. PROPERTY SALE:

On June 16, 1997, a joint venture in which the Partnership has a 50% interest sold Regency for a sale price of $19,325,000, of which the Partnership's share was $9,662,500. The Partnership's share of net proceeds from this transaction was $1,666,400, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $1,529,600 in connection with this sale. Net proceeds received from this transaction will be retained to supplement working capital reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                Comparative Operating Results (a)
                             For the Quarters      For the Six Months
                                   Ended                  Ended
                             6/30/97    6/30/96    6/30/97     6/30/96
-------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $1,009,000  $911,200  $2,078,000  $1,929,200
-------------------------------------------------------------------------
Property net (loss) income  $  (10,400) $(58,300) $   41,300  $    6,000
-------------------------------------------------------------------------
Average occupancy                  83%       82%         83%         82%
-------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $  838,800  $666,700  $1,647,400  $1,333,800
-------------------------------------------------------------------------
Property net income (loss)  $  172,000  $(44,200) $  245,500  $  (81,200)
-------------------------------------------------------------------------
Average occupancy                  96%       78%         96%         78%
-------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $  222,100  $381,000  $  586,800  $  691,000
-------------------------------------------------------------------------
Property net (loss)         $ (167,100) $(17,700) $ (157,700) $  (57,800)
-------------------------------------------------------------------------
Average occupancy                  93%       99%         94%         99%
-------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%) (B)
Rental revenues             $  227,600  $301,500  $  575,000  $  600,400
-------------------------------------------------------------------------
Property net income         $   31,000  $ 10,900  $  135,200  $      400
-------------------------------------------------------------------------
Average occupancy                            88%                     88%
-------------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%) (C)
Rental revenues                         $386,000              $  758,100
-------------------------------------------------------------------------
Property net income                     $102,700              $  169,700
-------------------------------------------------------------------------
Average occupancy                            87%                     87%
-------------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Regency Park Shopping Center ("Regency") was sold on June 16, 1997. Property net income excludes the gain recorded on the sale. For further information see Note 5 of Note to Financial Statements.
(c) Sentry Park West Office Campus ("Sentry West") was sold on August 28, 1996.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net (loss) income for the Partnership changed from $(204,000) for the quarter ended June 30, 1996 to $1,348,400 for the quarter ended June 30, 1997 and from $(378,000) for the six months ended June 30, 1996 to $1,398,200 for the six months ended June 30, 1997. The change in net income was primarily due to the gain recorded on the sale of Regency. Also contributing to the change was the improved operating results at Burlington Office Center I, II and III ("Burlington"). The change was partially offset by diminished operating results at Prentice Plaza and the absence of results from Sentry West due to its August 1996 sale.

Net (loss) exclusive of sold properties decreased by $105,400 and $281,500 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decreases in net (loss) were primarily due to improved operating results at Burlington and at Marquette Mall and Office Building ("Marquette"). Partially offsetting the decreases were diminished operating results at Prentice Plaza.

The following comparative discussion excludes the operating results of Regency and Sentry West.

Rental revenues increased by $111,000 or 5.7% and $358,200 or 9.1% for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due to an increase in base rental income at Burlington which was due to the successful leasing of the majority of the vacant space at Burlington III during 1996. Also contributing to the increase for the six month periods under comparison was a lease settlement payment received at Prentice Plaza in 1997. The increases were partially offset by decreases in tenant expense reimbursements at Prentice Plaza due to the recent reconciliation of 1996 expenses reimbursable by tenants resulting in a significantly larger overbilling than had been previously estimated.

Interest expense on the Partnership's mortgage loans decreased by $41,700 and $95,000 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996. The decreases were primarily due to a decrease in the interest rates on the mortgage loans collateralized by Burlington and Prentice Plaza. Also contributing to the decreases was the effect of the principal paydown of Marquette's junior mortgage loan during 1996, resulting from the application of net sale proceeds from the sale of Sentry West.

Repair and maintenance expenses increased by $47,700 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to an increase in janitorial services at Burlington due to the increase in occupancy and increases in landscaping costs and repairs to the HVAC at Prentice Plaza. Repair and maintenance expenses remained relatively unchanged for the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996.

Real estate tax expense increased by $14,000 and $73,900 for the quarterly and six-month periods under comparison, respectively. The increases were primarily due to a projected increase in the assessed valuation of Prentice Plaza for real estate tax purposes. The Partnership is currently appealing the assessed valuation of Prentice Plaza but it is uncertain at this time whether or not the appeal will be successful.

Depreciation and amortization expense increased by $17,600 and $41,800 for the quarterly and six-month periods under comparison, respectively. The increases were primarily due to the depreciable assets placed in service at Marquette during the past 18 months exceeding the assets whose depreciable lives expired in 1996.

Property operating expenses increased by $23,100 for the six-month periods under comparison. The increase was primarily the result of increases at Marquette in professional services due to costs associated with evaluating the potential sale of the property and in utility costs. The increase was partially offset by a decrease in professional service costs at Burlington.

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Notwithstanding the Partnership's intention relative to property

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                        Comparative Cash Flow
                                                               Results
                                                         For the Six Months
                                                                Ended
                                                          6/30/97     6/30/96
-------------------------------------------------------------------------------
Cash Flow (Deficit)
 (as defined in the Partnership Agreement)              $   328,900  $ (36,900)
Items of Reconciliation:
 Scheduled principal payments on mortgage loans payable     285,300    485,300
 Decrease in current assets                                 293,300    488,300
 (Decrease) in current liabilities                         (289,500)   (98,800)
-------------------------------------------------------------------------------
Net cash provided by operating activities               $   618,000  $ 837,900
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities    $ 8,590,600  $(272,900)
-------------------------------------------------------------------------------
Net cash (used for) financing activities                $(7,508,000) $(188,600)
-------------------------------------------------------------------------------

Cash Flow (Deficit) (as defined in the Partnership Agreement) changed from $(36,900) for the six months ended June 30, 1996 to $328,900 for the six months ended June 30, 1997. The change was primarily result of improved operating results, exclusive of depreciation and amortization, at all of the Partnership's properties except Prentice Plaza, partially offset by the absence of results from Sentry West due to its sale in 1996.

The net increase in the Partnership's cash position of $1,700,600 for the six months ended June 30, 1997 was primarily the result of net proceeds received from the sale of Regency and net cash provided by operating activities exceeding principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. The liquid assets of the Partnership as of June 30, 1997 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $219,900 was primarily due to the absence of results of Sentry West partially offset by increases in the net cash provided by operating activities at all of the Partnership's properties except Prentice Plaza, as previously discussed.

Net cash (used for) provided by investing activities changed from $(272,900) for the six months ended June 30, 1996 to $8,590,600 for the six months ended June 30, 1997. The change was primarily due to the 1997 sale of Regency. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1997, the Partnership spent $590,300 for capital and tenant improvements and leasing costs and has projected to spend approximately $800,000 during the remainder of 1997. Included in the amount spent by the Partnership in 1997 is $300,000 related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the projected amount are improvement and leasing costs of approximately $425,000 for Burlington and $200,000 for Marquette. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On June 16, 1997, a joint venture in which the Partnership owns a 50% interest, completed the sale of Regency. The Partnership's share of net proceeds from this transaction was $1,666,400, which is net of closing costs and the repayment of the mortgage loan encumbering the property. Due to the provisions contained in several of the Partnership's mortgage obligations, the Partnership is precluded from making distributions to Limited Partners until such obligations have been satisfied. As a result, the proceeds received from this sale have been retained to supplement working capital reserves.

Net cash used for financing activities increased by $7,319,400 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The increase was primarily due to the repayment of mortgage loan collateralized by Regency. The increase was partially offset by a decrease in principal amortization payments.

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

On May 15, 1997, Burlington Associates General Partnership, in which the Partnership owns a 70% undivided preferred interest, obtained a new mortgage loan in the amount of $11,000,000 which is secured by Burlington and guaranteed by the Partnership. The existing loan was paid off in full with proceeds from the new loan. The maturity date of the new loan is May 15, 1999, and includes an option for a one-year renewal under slightly different terms, provided the Partnership is able to meet the conditions for a renewal. The new loan is interest only, payable monthly in arrears, and precludes the Partnership from making distributions under the loan is satisfied.

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

The subordinate mortgage collateralized by Marquette matures on September 30, 1997. The Partnership has the right and is in the process of extending the maturity date for a term of six months, for consideration of a fee equal to 0.25% of the outstanding principal, together with increases in the interest rate and monthly principal payments. The loan contains a prohibition on the payment of distributions to Partners and is recourse to the Partnership.

As of June 30, 1997, 22 of the 35 tenants at Prentice Plaza and 30 of the 40 tenants at Burlington had leasing totaling 195,943 square feet that expire during the next two and a half years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,096,500. Notwithstanding the market rental rates that may be in effect at the time that these leases expire, the Partnership faces uncertainty with respect to the occupancy at its properties during 1997 and possibly beyond. The General Partner and its management companies intend to address the possible renewal of these leases well in advance of their scheduled expirations in an attempt to maintain occupancy and rental revenues at its properties.

During the quarter ended June 30, 1997 the Partnership secured a new mortgage for Burlington which should allow the Partnership to benefit from the significant leasing activity at the property over the past year. The Partnership was also able to complete the sale of Regency prior to the maturity date of the mortgage and for a price greater than anticipated as of December 31, 1996. The Partnership, however, faces a significant amount of uncertainty as to the tenancy of its properties, as previously discussed. Accordingly, distributions to Partners continue to be suspended. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) of $328,900 was retained to supplement working capital reserves.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' original Capital Contribution. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

A report on Form 8-K was filed on June 26, 1997 reporting the sale of Regency Park Shopping Center, located in Jacksonville, Florida.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  August 14, 1997   By:  /s/       DOUGLAS CROCKER II
       ---------------       --------------------------------------
                                        DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  August 14, 1997   By: /s/         NORMAN M. FIELD
       ---------------       --------------------------------------
                                         NORMAN M. FIELD
                             Vice President - Finance and Treasurer