Form 10-Q
period 1997-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1997-11-14
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number                           0-15538
                            ----------------------------------------------------


               First Capital Income Properties, Ltd. - Series XI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Illinois                                            36-3364279
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois        60606-2607
--------------------------------------------------------   ---------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    September 30,
                                                        1997      December 31,
                                                     (Unaudited)      1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 6,070,100  $ 8,151,600
 Buildings and improvements                           41,976,000   49,873,600
------------------------------------------------------------------------------
                                                      48,046,100   58,025,200
Accumulated depreciation and amortization            (15,457,900) (17,062,800)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       32,588,200   40,962,400
Cash and cash equivalents                              3,222,300    1,372,900
Escrow deposits                                          125,000
Rents receivable                                         487,400      624,400
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $1,038,200 and
 $967,200, respectively)                                 417,200      500,100
------------------------------------------------------------------------------
                                                     $36,840,100  $43,459,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                              $26,949,200  $34,803,200
 Front-End Fees Loan payable to Affiliate              8,295,200    8,295,200
 Accounts payable and accrued expenses                 1,178,600    1,260,700
 Due to Affiliates                                     1,237,400      745,600
 Security deposits                                       175,700      186,300
 Other liabilities                                        10,900      439,000
------------------------------------------------------------------------------
                                                      37,847,000   45,730,000
------------------------------------------------------------------------------
Partners' (deficit):
 General Partner (deficit)                            (1,006,900)  (2,270,200)
 Limited Partners (57,621 Units issued and
  outstanding)
------------------------------------------------------------------------------
                                                      (1,006,900)  (2,270,200)
------------------------------------------------------------------------------
                                                     $36,840,100  $43,459,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners    Total
------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                       $(2,512,100)   $ 0    $(2,512,100)
Net income for the year ended December 31,
 1996                                           241,900      0        241,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1996       (2,270,200)     0     (2,270,200)
Net income for the nine months ended
 September 30, 1997                           1,263,300      0      1,263,300
------------------------------------------------------------------------------
Partners' (deficit), September 30, 1997     $(1,006,900)   $ 0    $(1,006,900)
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997        1996
-------------------------------------------------------------------------
Income:
 Rental                                            $2,069,100  $2,646,400
 Interest                                              41,200      15,200
 Gain on sale of property                                         822,000
-------------------------------------------------------------------------
                                                    2,110,300   3,483,600
-------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          162,300     157,200
  Nonaffiliates                                       552,000     802,600
 Depreciation and amortization                        393,500     399,400
 Property operating:
  Affiliates                                          120,300     122,400
  Nonaffiliates                                       406,500     571,100
 Real estate taxes                                    260,500     445,500
 Insurance--Affiliate                                  28,400      33,300
 Repairs and maintenance                              284,300     302,900
 General and administrative:
  Affiliates                                            8,500      37,100
  Nonaffiliates                                        19,800       5,400
 Additional expense of sale of property                 9,100
-------------------------------------------------------------------------
                                                    2,245,200   2,876,900
-------------------------------------------------------------------------
Net (loss) income                                  $ (134,900) $  606,700
-------------------------------------------------------------------------
Net (loss) income allocated to General Partner     $ (134,900) $  606,700
-------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners    $        0  $        0
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     0.00  $     0.00
-------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $6,959,400 $7,958,900
 Interest                                              79,600     46,000
 Gain on sale of property                           1,520,500    822,000
------------------------------------------------------------------------
                                                    8,559,500  8,826,900
------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          478,200    468,500
  Nonaffiliates                                     1,955,000  2,518,600
 Depreciation and amortization                      1,139,100  1,225,800
 Property operating:
  Affiliates                                          239,700    405,000
  Nonaffiliates                                     1,429,800  1,622,500
 Real estate taxes                                    982,800  1,162,900
 Insurance--Affiliate                                  90,600    106,400
 Repairs and maintenance                              847,300    933,900
 General and administrative:
  Affiliates                                           19,200     54,400
  Nonaffiliates                                       114,500    100,200
------------------------------------------------------------------------
                                                    7,296,200  8,598,200
------------------------------------------------------------------------
Net income                                         $1,263,300 $  228,700
------------------------------------------------------------------------
Net income allocated to General Partner            $1,263,300 $  228,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $        0 $        0
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     0.00 $     0.00
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $ 1,263,300  $  228,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          1,139,100   1,225,800
  Gain on sale of property                              (1,520,500)   (822,000)
  Changes in assets and liabilities:
   Decrease in rents receivable                            137,000      34,700
   Decrease in other assets                                103,200     153,700
   (Decrease) increase in accounts payable and accrued
    expenses                                               (82,100)     33,500
   Increase in due to Affiliates                            13,600       5,600
   (Decrease) in other liabilities                        (128,100)   (106,700)
-------------------------------------------------------------------------------
    Net cash provided by operating activities              925,500     753,300
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                          9,296,800   5,612,500
 Payments for capital and tenant improvements             (708,400)   (505,800)
 (Increase) decrease in escrow deposits                   (125,000)     79,700
-------------------------------------------------------------------------------
    Net cash provided by investing activities            8,463,400   5,186,400
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loan payable                    11,000,000
 Repayment of mortgage loans payable                   (18,413,600) (4,568,700)
 Principal payments on mortgage loans payable             (440,400) (1,731,700)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                478,200     468,500
 Loan acquisition costs incurred                          (153,100)    (21,800)
 (Decrease) in security deposits                           (10,600)    (34,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities            (7,539,500) (5,887,700)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                1,849,400      52,000
Cash and cash equivalents at the beginning of the
 period                                                  1,372,900   1,331,600
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 3,222,300  $1,383,600
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period      $ 2,095,700  $2,615,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from their respective accounts. Any gain or loss is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income (loss) or Partners' (deficit).

Reference is made to the Partnership's annual report for the year ended December 31, 1996, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1997, the General Partner was allocated 100% of the Net (Losses) Profits of $(134,900) and $1,263,300, respectively. Included in the Net Profits allocated to the General Partner was the gain on sale of property of $1,520,500 for the nine months ended September 30, 1997. No amounts will be allocated to Limited Partners until such time as the cumulative computation of such Partners' capital account would result in a positive balance.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                                       Paid
                                               --------------------
                                               Quarter  Nine Months  Payable
------------------------------------------------------------------------------
Property management and leasing fees            $49,500  $153,000   $   30,800
Interest expense on Front-End Fees loan (Note
 3)                                                None      None    1,161,700
Reimbursement of property insurance premiums,
 at cost                                         42,600    90,600         None
Legal                                            51,100    88,100       41,500
Reimbursement of expenses, at cost:
 --Accounting                                     3,600    12,400        2,900
 --Investor communication                           700     2,100          500
------------------------------------------------------------------------------
                                               $147,500  $346,200   $1,237,400
------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1997, ANTEC paid $43,600 and $185,800, respectively, in rents and reimbursements of expenses. In addition, during the nine months ended September 30, 1997, ANTEC remitted $120,000 as partial consideration for the early release of approximately 38% of its leased space. Substantially all of this space has been retenanted for rents approximating the terms of ANTEC's lease. ANTEC has reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains ultimate responsibility for the rent on their space until their lease expires in September 1999. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1997, MHC paid $15,400 and $33,600, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan was due and payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of September 30, 1997, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the nine months ended September 30, 1997 was 7.60%. As of September 30, 1997, the interest rate was 7.66%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of September 30, 1997, the amount of interest deferred pursuant to this modification was $1,161,700.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1997 and December 31, 1996 consisted of the following loans which are non-recourse to or not guaranteed by the Partnership unless otherwise disclosed:

                              Partnership's Share of
          Property             Principal Balance at      Average
          Pledged             -------------------------- Interest    Maturity
       as Collateral            9/30/97       12/31/96     Rate        Date
------------------------------------------------------------------------------
Marquette Mall and Office
 Building                     $ 2,202,200    $ 2,202,200  7.75%       7/1/2002
                                  948,900      1,023,900  7.75%       7/1/2002
                                7,990,000(a)   8,215,500  8.10%(b)   3/31/1998
Burlington I, II and III
 Office Center                 11,000,000(c)  10,814,200  7.58%(c)   5/15/1999
Regency Park Shopping Center
 (50%)(d)                                (d)   7,709,200       (d)         (d)
Prentice Plaza (50%)            4,808,100      4,838,200  7.34%(b)  12/19/2000
------------------------------------------------------------------------------
                              $26,949,200    $34,803,200
------------------------------------------------------------------------------

(a) The terms of the loan provide for monthly principal payments of $30,000 in addition to interest at 30 day LIBOR plus 250 basis points. The loan is recourse to the Partnership and prohibits distributions to Partners. The Partnership exercised the option to extend the maturity date to March 31, 1998 for a fee equal to 0.25% of the outstanding principal balance. Beginning October 1, 1997, monthly principal payments will be increased to $50,000 and the interest rate will be increased to 30 day LIBOR plus 275 basis points The Partnership has another option to extend the Maturity to September 30, 1998 for the same conditions as the option exercised and for the same fee. The Partnership is currently exploring alternative financing options for this property. There can be no assurance that a refinancing will be successful.
(b) The average interest rate represents an average for the nine months ended September 30, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of September 30, 1997, interest rates on the mortgage loans collateralized by Prentice Plaza and the second mortgage collateralized by Marquette were 7.38% and 8.16%, respectively.
(c) On May 15, 1997, Burlington Associates General Partnership, in which the Partnership owns a 70% undivided preferred interest, obtained a new mortgage loan in the amount of $11,000,000 secured by Burlington and guaranteed by the Partnership. The existing loan was paid off in full with proceeds from the new loan. The interest rate on the new loan is variable at LIBOR plus 187.5 basis points. The maturity date of the new loan is May 15, 1999 and includes an option for a one-year renewal under slightly different terms, provided the Partnership is able to meet certain conditions for renewal. The new loan is interest only, payable monthly in arrears and contains a prohibition on distributions to Partners. The interest rate as of September 30, 1997 was 7.50%.
(d) The joint venture which owns Regency, in which the Partnership has a 50% interest with Affiliated partnerships, repaid the mortgage collateralized by Regency with proceeds generated from its sale. For further information regarding the sale see Note 5.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1996.

5. PROPERTY SALE:

On June 16, 1997, a joint venture in which the Partnership owns a 50% interest sold Regency for a sale price of $19,325,000, of which the Partnership's share was $9,662,500. The Partnership's share of net proceeds from this transaction was $1,657,300, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $1,520,500 in connection with this sale. Net proceeds received from this transaction have been retained to supplement working capital reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The Partnership is in the disposition phase of its life cycle. During the disposition phase, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests.

The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                Comparative Operating Results (a)
                             For the Quarters      For the Nine Months
                                   Ended                  Ended
                            9/30/97    9/30/96     9/30/97     9/30/96
-------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $941,400  $1,056,200  $3,019,400  $2,985,400
-------------------------------------------------------------------------
Property net (loss)         $(49,600) $  (63,500) $   (8,300) $  (57,500)
-------------------------------------------------------------------------
Average occupancy                82%         83%         82%         83%
-------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $785,900  $  719,000  $2,433,300  $2,052,700
-------------------------------------------------------------------------
Property net income (loss)  $ 53,900  $  (19,000) $  299,400  $ (100,200)
-------------------------------------------------------------------------
Average occupancy                96%         87%         96%         81%
-------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $340,300  $  334,200  $  927,100  $1,025,300
-------------------------------------------------------------------------
Property net income (loss)  $ 32,800  $    3,700  $ (124,900) $  (54,100)
-------------------------------------------------------------------------
Average occupancy                96%         99%         95%         99%
-------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%) (B)
Rental revenues             $         $  296,000  $  575,300  $  896,400
-------------------------------------------------------------------------
Property net income         $         $    2,200  $  126,800  $    2,700
-------------------------------------------------------------------------
Average occupancy                            91%                     89%
-------------------------------------------------------------------------
SENTRY PARK WEST OFFICE CAMPUS (50%) (C)
Rental revenues                       $  241,100              $  999,200
-------------------------------------------------------------------------
Property net income                      $58,800              $  228,500
-------------------------------------------------------------------------
Average occupancy                            87%                     87%
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

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income (loss) for the Partnership changed from $606,700 for the quarter ended September 30, 1996 to $(134,900) for the quarter ended September 30, 1997. The change was primarily due to the gain recognized in 1996 on the sale of Sentry West, together with the absence of results in 1997 from Sentry West and Regency. Partially offsetting the change was improved operating results at Prentice Plaza and Burlington Office Center I, II and III ("Burlington").

Net income increased by $1,034,600 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due the gain on sale recorded in 1997 from the sale of Regency being greater than the 1996 gain recorded from the sale of Sentry West. Also contributing to the increase was improved operating results at Marquette Mall and Office Building ("Marquette") and Burlington. Partially offsetting the increase was diminished operating results at Prentice Plaza and the absence in 1997 of results at Sentry West.

Net results, exclusive of sold properties, improved by $158,700 and $440,400 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively.

The following comparative discussion excludes the operating results of Regency and Sentry West.

Rental revenues increased by $316,400 or 5.2% for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996, respectively. The increase was primarily due to an increase in base rental income at Burlington which was due to the successful leasing of the majority of the vacant space at Burlington III during 1996. Also contributing to the increase was the receipt in 1997 of an early lease termination payment at Prentice Plaza. The increase was partially offset by a decrease in tenant expense reimbursements at Prentice Plaza due to the recent reconciliation of 1996 expenses reimbursable by tenants resulting in a larger overbilling than had been previously estimated.

Rental revenues decreased by $41,800 or 2.0% for the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. The decrease was primarily due to a decrease in tenant expense reimbursements at Marquette which is the result of a decrease in the projected 1997 billings to tenants. The decrease was partially offset by the increase in base rental income at Burlington resulting from increased occupancy.

Interest expense on the Partnership's mortgage loans decreased by $45,500 and $145,500 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The decreases were primarily due to a decrease in the interest rate on the mortgage loan collateralized by Burlington. Also contributing to the decreases was the effect of the principal paydowns of Marquette's junior mortgage loan during 1996, resulting from the application of a portion of the net sale proceeds from the sale of Sentry West and monthly principal amortization payments made over the last 21 months.

Repair and maintenance expense increased by $37,000 and $84,700 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to an increase in janitorial services at Burlington due to the increase in occupancy. The increases were partially offset by decreases in janitorial services at Marquette.

Real estate tax expense decreased by $130,200 and $56,300 for the quarterly and nine-month periods under comparison, respectively. The decreases were primarily due to an overestimate of 1996 real estate taxes, subsequently adjusted in 1997.

Depreciation and amortization expense increased by $45,500 and $87,300 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due to the depreciable assets placed in service at Marquette during the past 21 months exceeding the assets whose depreciable lives expired during 1996 and 1997.

Property operating expenses decreased by $69,100 and $46,000 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996. The decreases were primarily the result of decreases in utility costs at Marquette and Prentice Plaza. Also contributing to the decreases were decreases in property management fees paid at Prentice Plaza which was due to an increase in 1997 in commissions paid to brokers which are capitalized and amortized over the life of the lease. The decreases were partially offset by an increase in professional services at Marquette.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                 Comparative Cash Flow
                                                        Results
                                                  For the Nine Months
                                                         Ended
                                                  9/30/97      9/30/96
-------------------------------------------------------------------------
Cash Flow (Deficit)
 (as defined in the Partnership Agreement)      $   441,500  $  (125,100)
Items of Reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                           440,400      757,600
 Decrease in current assets                         240,200      188,400
 (Decrease) in current liabilities                 (196,600)     (67,600)
-------------------------------------------------------------------------
Net cash provided by operating activities       $   925,500  $   753,300
-------------------------------------------------------------------------
Net cash provided by investing activities       $ 8,463,400  $ 5,186,400
-------------------------------------------------------------------------
Net cash (used for) financing activities        $(7,539,500) $(5,887,700)
-------------------------------------------------------------------------

Cash Flow (Deficit) (as defined in the Partnership Agreement) improved from $(125,100) for the nine months ended September 30, 1996 to $441,500 for the nine months ended September 30, 1997. The improvement was primarily the result of improved operating results, exclusive of depreciation and amortization, at Marquette and Burlington, partially offset by the absence of results from Sentry West due to its sale in 1996 and the partial absence of Regency due its sale in June 1997.

The net increase in the Partnership's cash position of $1,849,400 for the nine months ended September 30, 1997 was primarily the result of net proceeds received from the sale of Regency and net cash provided by operating activities exceeding principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of September 30, 1997 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $172,200 was primarily due to the improvement in the operating results at Marquette and Burlington, as previously discussed, along with the timing of the collection of tenant rental payments at Marquette. The increase was partially offset by the absence of results from Sentry West and the timing of the payment of certain expenses at Burlington.

Net cash provided by investing activities increased by $3,277,000 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due to the proceeds from the 1997 sale of Regency exceeding the proceeds from the 1996 sale of Sentry West. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1997, the Partnership spent $708,400 for capital and tenant improvements and leasing costs and has projected to spend approximately $425,000 during the remainder of 1997. Included in the amount spent by the Partnership in 1997 is $300,000 related to the refurbishment and modernization of one of the major department stores at Marquette. Included in the projected amount are improvement and leasing costs of approximately $200,000 for Burlington and $200,000 for Marquette. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On June 16, 1997, a joint venture in which the Partnership owns a 50% interest completed the sale of Regency. The Partnership's share of Sale Proceeds from this transaction was $1,657,300, which is net of closing costs and the repayment of the mortgage loan encumbering the property. Due to the provisions contained in several of the Partnership's mortgage loan agreements, the Partnership is precluded from making distributions to Limited Partners until such loans have been satisfied. As a result, the Sale Proceeds received from this sale have been added to working capital reserves.

Net cash used for financing activities increased by $1,651,800 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The increase was primarily due to the repayment of the mortgage loan collateralized by Regency exceeding the repayment of the mortgage loan collateralized by Sentry West. The increase was partially offset by a decrease in principal amortization payments.

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

On May 15, 1997, Burlington Associates General Partnership, in which the Partnership owns a 70% undivided preferred interest, obtained a new mortgage loan in the amount of $11,000,000 which is secured by Burlington and guaranteed by the Partnership. The existing loan was paid off in full with proceeds from the new loan. The maturity date of the new loan is May 15, 1999, and includes an option for a one-year renewal under slightly different terms, provided the Partnership is able to meet the conditions for a renewal. The new loan is interest only during the initial term of the loan, payable monthly in arrears, and precludes the Partnership from making distributions until the loan is satisfied.

The subordinate mortgage collateralized by Marquette matures on March 31, 1998. The Partnership has the right to extend the maturity date for a term of six months, for consideration of a fee equal to 0.25% of the outstanding principal, together with increases in the interest rate and monthly principal payments. The loan contains a prohibition on the payment of distributions to Partners and is recourse to the Partnership. The Partnership is currently evaluating possible alternative financing. There can be no assurance that the financing efforts will be successful.

As of September 30, 1997, 22 of the 37 tenants at Prentice Plaza and 30 of the 40 tenants at Burlington had leasing totaling 195,943 square feet that expire during the next two years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ending December 31, 1997 is $2,096,500. Notwithstanding the market rental rates that may be in effect at the time that these leases expire, the Partnership faces uncertainty with respect to the occupancy at its properties during 1997 and possibly beyond. The General Partner and its management companies intend to address the possible renewal of these leases well in advance of their scheduled expirations in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has thus far met its 1997 financial obligations. However, the Partnership still faces significant short-term financial issues. As discussed above, the Partnership faces a significant amount of uncertainty related to tenancy at its properties. In addition, provisions of certain of its mortgage loan agreements provide for substantial principal amortization payments as well as prohibit distributions to Partners. Accordingly, distributions to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best sources of cash available for the Partnership. For the nine months ended September 30, 1997, Cash Flow (as defined in the Partnership Agreement) of $441,500 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership, which include the possible refinancing or sale of certain of the Partnership's properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnership's existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned as well as additional proceeds to be received from any sale, disposition or refinancing of any properties or any mortgage loan modifications or extensions are sufficient to cover planned expenditures for the ensuing twelve months.

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

                          Part II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                               By: FIRST CAPITAL FINANCIAL CORPORATION
                                   GENERAL PARTNER

Date: November 14, 1997        By: /s/ DOUGLAS CROCKER II
      -----------------            --------------------------------------
                                       DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1997        By: /s/ NORMAN M. FIELD
      -----------------            --------------------------------------
                                       NORMAN M. FIELD
                                   Vice President - Finance and Treasurer