Form 10-K405
period 1997-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1998-03-30
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                   December 31, 1997
                                    --------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------
     Commission File Number                            0-15538
                                    --------------------------------------------

               First Capital Income Properties, Ltd. - Series XI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Illinois                                                 36-3364279
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois          60606-2607
--------------------------------------------------------    --------------------
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code              (312) 207-0020
                                                            --------------------

Securities registered  pursuant to Section 12(b) of the Act:         NONE
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership
                                                                Assignee Units
                                                            --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Documents incorporated by reference:

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

The business of the Partnership is to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate. From May 1986 to September 1989, the Partnership: 1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property. The joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1997, the Partnership, with its respective joint venture partners, has dissolved two 50% joint ventures and the four joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

Property management services for certain of the Partnership's real estate investments are provided by third-party real estate management companies for fees calculated as a percentage of gross rents received from the properties. In addition, an Affiliate of the General Partner provides property management services for fees calculated as a percentage of gross rents received for one of the Partnership's office properties. Affiliates of the General Partner provide property supervisory services for all of the Partnership's properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1998, there were 30 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1997, the Partnership owned directly or through joint ventures, the following three properties, all of which were owned in fee simple and encumbered by mortgages. For details of the material terms of the mortgages, refer to Note 4 of Notes to Financial Statements.

                                                                                       Net Leasable             Number of
              Property Name                               Location                      Sq. Footage            Tenants (c)
-----------------------------------------      ----------------------------          ----------------        ---------------
Shopping Center:
----------------
Marquette Mall and Office Building             Michigan City, Indiana                     398,104                98(1)

Office Buildings:
-----------------
Burlington Office Center I, II and III (d)     Ann Arbor, Michigan                        173,215                39(4)

Prentice Plaza (50%)                           Englewood, Colorado                        157,311                35(1)



     a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to
          Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate taxes for Marquette Mall and Office Building ("Marquette"), Burlington Office Center I, II and III ("Burlington") and Prentice Plaza was $466,100, $451,300 and $285,600, respectively, for the year ended December 31, 1997. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

      c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

      d) The Partnership owns a 70% preferred majority undivided interest through a joint venture which owns this property.

-------  ----------

The following table presents each of the Partnership's properties' occupancy rates as of December 31 for each of the last five years:

    Property Name                    1997              1996              1995              1994              1993
---------------------               ------            ------            ------            ------            ------
Marquette                            80%               83%               83%               79%               81%

Burlington                           97%               96%               78%               91%               88%

Prentice Plaza                       95%               98%               99%               97%               92%

The amounts in the following table represent each of the Partnership's properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

    Property Name                    1997              1996              1995              1994              1993
---------------------               ------            ------            ------            ------            ------
Marquette                           $ 7.17            $ 6.90            $ 6.74            $ 6.85            $ 6.71

Burlington                          $17.58            $17.32            $18.04            $17.23            $17.55

Prentice Plaza                      $15.68            $14.91            $14.31            $13.65            $12.63

-------  ----------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:



                                   Partnership's Share of per annum                                                      Renewal
                                         Base Rents (a) for                                        Percentage of         Options
                                   --------------------------------                                Net Leasable         (Renewal
                                                     Final Twelve            Expiration            Square Footage       Options /
                                    1998            Months of Lease        Date of Lease             Occupied            Years)
                                  --------          ---------------        -------------           --------------      ----------
Marquette
---------

J.C. Penney
  (department store)               $139,000             $139,000             1/31/2003                  28%                4/5

Burlington
----------

Network Express, Inc.
  (Telecommunications company)     $369,600             $375,700             7/31/2000                  12%                1/3

Washtenaw Mortgage Company
  (mortgage broker)                $253,900              284,200             8/31/2001                  10%               None

A.E. Clevite, Inc.
  (transportation products              (b)                  (b)            12/31/1997                  11%               None
  manufacturer)

Dykema Gossett
  (legal firm)                     $328,900             $338,800             3/31/2001                  10%                1/5

Prentice Plaza
--------------

IGC(c)
  (fiber optical provider)         $146,900             $150,200             9/30/1999                  11%               None


     (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1998 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

     (b) A.E. Clevite, Inc.'s lease expired on December 31, 1997 and in January 1998, vacated the building. The Partnership is currently in negotiations with a possible replacement tenant.

     (c) This space is sublet from ANTEC Corporation, who is the lessee and is responsible for the rent payments through the expiration of the lease.

-------  ----------

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2007.

                                                                Base Rents in
                        Number                                     Year of               % of Total
     Year             of Tenants           Square Feet          Expiration (a)         Base Rents (b)
    ------            ----------           -----------          --------------         --------------
     1998                74                  161,707                $824,000               15.29%
     1999                37                  110,463                $726,500               17.30%
     2000                26                   82,884                $807,700               25.60%
     2001                15                   82,697                $831,800               46.73%
     2002                 6                   20,806                $153,100               17.83%
     2003                 3                  124,554                $ 70,700               12.62%
     2004                 5                    8,626                $165,100               35.70%
     2005                 3                   29,055                $102,500               34.84%
     2006                 0                     None                    None                   0%
     2007                 1                    2,060                $ 24,700               12.90%


a) Represents the amount of base rents to be collected each year on expiring leases.

b) Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------  ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 4,658 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                        For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1997        1996        1995          1994          1993
------------------------------------------------------------------------------------------
Total revenues            $10,926,100 $11,264,700 $10,436,500  $ 10,995,500  $ 11,456,300
Net income (loss)         $ 1,280,900 $   241,900 $(7,553,400) $(10,580,500) $(10,373,500)
Net income (loss)
 allocated to Limited
 Partners:                       None        None $(5,330,200) $(10,474,700) $(10,269,800)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (57,621 Units
 outstanding)                    None        None $    (92.50) $    (181.79) $    (178.23)
Total assets              $36,756,800 $43,459,800 $49,323,600  $ 55,551,600  $ 71,451,800
Mortgage loans payable    $26,735,900 $34,803,200 $41,189,600  $ 40,369,100  $ 44,255,200
Front-End Fees loan
 payable to Affiliate
 (a)                      $ 8,295,200 $ 8,295,200 $ 8,295,200  $  8,295,200  $  8,295,200
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $32,428,200 $40,962,400 $46,724,100  $ 52,648,100  $ 68,506,700
Number of real property
 interests owned at
 December 31                        3           4           5             5             8
------------------------------------------------------------------------------------------

(a) Excludes deferred interest payable.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------
Cash Flow (deficit) (as
 defined in the
 Partnership Agreement)
 (a)                      $   534,600  $   152,200  $  (241,700) $    18,900  $   342,900
Items of reconciliation:
 Principal payments on
  mortgage loans payable      653,700      923,200      630,100      551,700      548,600
 Changes in current
  assets and
  liabilities:
 Decrease (increase) in
  current assets               48,200       64,100      (53,800)     304,900      (74,300)
 (Decrease) in current
  liabilities                (256,800)     (31,500)    (100,700)    (125,600)    (130,500)
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $   979,700  $ 1,108,000  $   233,900  $   749,900  $   686,700
------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 6,995,100  $ 4,810,400  $(1,227,500) $ 3,392,500  $ 2,127,300
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by financing
 activities               $(7,580,200) $(5,877,100) $   712,600  $(3,981,900) $(1,585,800)
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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. Through December 31, 1997 the Partnership, with its respective joint venture partners, has dissolved two joint ventures with a 50% interest in real property and four joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                              (a)
                                For the Years Ended December 31,
                                ---------------------------------
                                   1997       1996        1995
------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues                 $4,141,100 $4,141,000  $4,012,400
------------------------------------------------------------------
Property net income (loss) (b)  $   99,400 $  131,100  $ (171,300)
------------------------------------------------------------------
Average occupancy                      82%        83%         82%
------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues                 $3,231,700 $2,766,400  $2,626,200
------------------------------------------------------------------
Property net income (loss) (b)  $  337,200 $ (180,200) $ (224,000)
------------------------------------------------------------------
Average occupancy                      96%        84%         76%
------------------------------------------------------------------

-------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues                 $1,253,500  $1,270,700  $1,169,400
-------------------------------------------------------------------
Property net (loss)             $ (114,800) $  (19,900) $ (229,800)
-------------------------------------------------------------------
Average occupancy                      96%         99%         97%
-------------------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues                 $  570,000  $2,208,100  $2,574,200
-------------------------------------------------------------------
Property net income (loss) (b)  $   35,700  $  265,800  $ (491,700)
-------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net (loss) for the year ended December 31, 1995 excludes a (loss) from a provision for value impairment which was included in the Statement of Income and Expenses (see Note 8 of Notes to Financial Statements for additional information).
(c) Sold Properties includes the results of Regency Park Shopping Center ("Regency"), sold in 1997, and Sentry Park West Office Campus ("Sentry West"), sold in 1996. Property net income excludes the gains recorded on these sales (see Note 7 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $1,039,000 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to a larger gain recorded in 1997 on the sale of Regency when compared to the gain recorded in 1996 on the sale of Sentry West. Also contributing to the increase was the improved operating results at Burlington Office Center I,II and III ("Burlington"). The increase was partially offset by the absence of results in 1997 due to the 1996 sale of Sentry West.

Net operating results, exclusive of the gains on sale and operating results of the Sold Properties, improved by $486,400. The improvement was primarily due to the improved operating results at Burlington. Also contributing to the increase was the increase in interest income earned on the Partnership's short-term investments due to the proceeds from the sale of Regency being added to the amounts available for investment. Partially offsetting the improvement was diminished operating results at Prentice Plaza and Marquette Mall and Office Building ("Marquette").

The following comparative discussion includes only the results from the Partnership's three remaining property investments.

Rental revenues increased by $448,200 or 5.5% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the increase in base rental income at Burlington which was due to the successful leasing of the majority of the vacant space

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

in Burlington III during 1996. Also contributing to the increase was a receipt in 1997 of consideration for an early lease termination at Prentice Plaza. The increase was partially offset by a decrease in tenant expense reimbursements at Prentice Plaza due to the successful appeal of 1996 real estate taxes which resulted in a 1997 refund to tenants which was credited against amounts due for tenant expense reimbursements.

Interest expense decreased by $170,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in the average effective interest rate on the mortgage loan collateralized by Burlington.

Real estate tax expense increased by $37,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the 1996 receipt of refunds for 1995 taxes at Prentice Plaza. Refunds received in 1997 at Prentice Plaza for 1996 taxes were offset by a significant increase in real estate taxes which was due to a reassessment of the taxing authorities value of Prentice Plaza. This reassessment is currently under appeal, however, it is currently uncertain as to the Partnership's success in its efforts. Partially offsetting the increase was a decrease in expense at Marquette which was due to an overestimate of 1996 real estate taxes, adjusted in 1997.

Depreciation and amortization increased by $87,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the depreciable assets placed in service at Burlington during the past 24 months exceeding the depreciable assets whose lives expired during 1996 and 1997.

Repair and maintenance expenses increased by $48,900 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in janitorial services at Burlington due to the increase in the average occupancy and an increase in salaries.

Property operating expenses increased by $52,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in professional services and advertising and promotional expenses at Marquette. The increase in professional services at Marquette was due to expenses incurred in the exploration of a possible sale and/or refinancing of the property.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership changed from a (loss) of $(7,553,400) for the year ended December 31, 1995 to income of $241,900 for the year ended December 31, 1996. This change was primarily the result of provisions for value impairment totaling $5,600,000 recorded for the year ended December 31, 1995 and a gain of $816,100 recorded on the sale of Sentry West for the year ended December 31, 1996.

Net operating results, exclusive of the provisions for value impairment, gain on the sale of Sentry West and operations of Sentry West, improved by $783,100. The improvement was primarily due to improved operating results at all of the Partnership's properties with the most significant increases coming at Marquette, Prentice Plaza and Regency.

The following comparative discussion includes the results from the Partnership's four remaining property investments at December 31, 1996 (Marquette, Burlington, Prentice Plaza and Regency).

Rental revenues increased by $393,800 or 4.4% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily due to an increase in base rental income at Burlington which was the result of the increase in the average occupancy rate. Also contributing to the increase was increased tenant expense reimbursements and base rents at Prentice Plaza. Partially offsetting the increase was the 1996 absence at Prentice Plaza of a lease settlement.

Interest expense on the Partnership's mortgage loans decreased by $322,600 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The decrease was primarily due to a reduced interest rate on the mortgage loan collateralized by Regency and lower average outstanding principal balances on the mortgage loans collateralizing Marquette and Regency. Marquette's outstanding principal balance was reduced by the application of the net sale proceeds from the sale of Sentry West.

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

To increase and/or maintain occupancy levels at the Partnership's properties, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income (loss) or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income/(loss) or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $382,400 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to the improvement in operating results, as previously discussed, exclusive of depreciation, amortization and gains on the sales of property together with a decrease in regularly scheduled principal payments made on the Partnership's mortgage loans.

The increase of $394,600 in the Partnership's cash position for the year ended December 31, 1997 was primarily the result of net proceeds from the sale of Regency after repayment of mortgage debt and net cash provided by operating activities exceeding payments for capital and tenant improvement and leasing costs, principal amortization and investments in debt securities. The liquid assets of the Partnership as of December 31, 1997 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $128,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily the result of the significant absence of results due to the sale of Regency in 1997 and Sentry West in 1996. The decrease was partially offset by the improved operating results, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by investing activities increased by $2,184,700 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to proceeds received in 1997 from the sale of Regency exceeding proceeds received in 1996 from the sale of Sentry West. Partially offsetting the increase was the increase in investments in debt securities. The increase in investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1997, the Partnership spent $892,400 for building and tenant improvements and leasing costs and has budgeted to spend approximately $1,125,000 during 1998. Included in the 1998 budgeted amount are capital and tenant improvements and leasing costs of approximately $600,000 at Burlington and $400,000 at Prentice Plaza which relate to tenant turnover discussed below. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

On June 16, 1997, a joint venture in which the Partnership owns a 50% interest completed the sale of Regency. The Partnership's share of net proceeds from this transaction was $1,735,600, which was net of closing costs and the repayment of the mortgage loan encumbering the property, and has been retained to supplement working capital reserves.

Net cash used for financing activities increased by $1,703,100 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the 1997 repayment of the Regency mortgage loan exceeding the 1996 repayment of the Sentry West mortgage loan and the paydown of the Marquette loan, both from proceeds from the sale of Sentry West (see Notes 4 and 7 of Notes to Financial Statements).

Pursuant to a modification of the Partnership's Front-End Fees loan agreement with an Affiliate of the General Partner, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from this Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and is not subordinated to payment of original Capital Contributions to Limited Partners. As of December 31, 1997, the Partnership has deferred $1,326,300 of the interest.

During 1997, the Partnership exercised its option to extend the maturity date of the junior mortgage loan collateralized by Marquette. Terms of the extension included a .5% fee, a change in the interest rate to 30-day LIBOR plus 275 basis points and an increase in the monthly principal amortization payments to $50,000. Terms of the existing loan include a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

prohibition on distributions to Limited Partners and a guarantee of repayment by the Partnership. This loan matures on September 30, 1998. The Partnership is currently pursuing alternative financing. There can be no assurance that the financing efforts will be successful.

On May 15, 1997, Burlington Associates General Partnership, in which the Partnership owns a 70% undivided preferred interest, obtained a new mortgage loan in the amount of $11,000,000 which is secured by Burlington and a guarantee by the Partnership. The existing loan of $10,774,100 was paid off in full with proceeds from the new loan. The maturity date of the new loan is May 15, 1999, and includes an option for a one-year renewal under slightly different terms, provided the Partnership is able to meet the conditions for the renewal. The new loan requires interest only payments during the initial term of the loan, payable monthly in arrears, and precludes the Partnership from making distributions to Partners until the loan is repaid.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

As of December 31, 1997, 33 of the 39 tenants at Burlington and 27 of the 35 tenants at Prentice Plaza have leases totaling 232,825 square feet that expire in the next three years. The Partnership's share of total base rental revenues projected to be collected from these tenants for the year ended December 31, 1998 is $2,137,300. Notwithstanding the market rental rates that may be in effect at the time that these leases expire, the Partnership faces a significant amount of uncertainty with respect to occupancy at its properties during 1998 and possibly beyond. The General Partner and its property management companies intend to address the possible renewal of all leases well in advance of their scheduled maturities in an attempt to maintain occupancy and rental revenues at its properties.

The Partnership has significant financial obligations during the year ending December 31, 1998. As disclosed in Note 4 of Notes to Financial Statements, payments due on the mortgage loans collateralized by the Partnership's properties are substantial. The junior mortgage loan collateralized by Marquette matures in September 1998. While the General Partner is currently negotiating to refinance this mortgage note, there can be no assurance that such efforts will be successful. Failure to secure a replacement mortgage could result in the current lender foreclosing on the property. In connection with the replacement of tenants, as discussed above, together with ongoing required maintenance of the Partnership's properties, the Partnership anticipates incurring substantial capital, tenant improvement and leasing costs during 1998. As a result of these issues together with the prohibitions on distributions to Partners in loans collateralized by Marquette and Burlington, the Partnership continues to retain all cash available. Accordingly, distributions to Partners continue to be suspended. For the year ended December 31, 1997, Cash Flow (as defined in the Partnership Agreement) of $534,600 was retained to supplement working capital reserves. The General Partner continues to review other sources of cash available to the Partnership, which include the sale or refinancing of the Partnership's properties. There can be no assurance as to the timing or successful completion of any future transactions. The Partnership may have inadequate liquidity to meet its mortgage loan obligations, which could result in foreclosure of one or more properties. The General Partner currently believes that the value of each property is sufficiently in excess of its respective mortgage obligation(s) and, accordingly, such an event would not affect the Partnership's ability to continue business operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

          Name                                                       Office
          ----                                                       ------

     Douglas Crocker II.......................................      Director
     Sheli Z. Rosenberg.......................................      Director


     Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

     Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

     (b) & (e)  EXECUTIVE OFFICERS

     The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                                Office
       ----                                                ------

     Douglas Crocker II................   President and Chief Executive Officer
     Donald J. Liebentritt.............   Vice President
     Norman M. Field...................   Vice President - Finance and Treasurer


     PRESIDENT AND CEO- See Table of Directors above.

     Donald J. Liebentritt, 47, has been Vice President of the General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 49, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a - d) As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the General Partner and its Affiliates do compensate its directors and officers. For additional information see Item 13 Certain Relationships and Related Transactions.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 1998, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 57,621 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation to the General Partner, its Affiliates and all other parties for property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic area and for a comparable property or 6% of the gross receipts from the property being managed where the General Partner or Affiliate provides leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliate does not perform leasing, re-leasing and leasing related services and, in that event, may pay an unaffiliated party for leasing services to the Partnership in an amount not to exceed the compensation customarily charged in arm's-length transactions by persons rendering similar services as an ongoing public entity in the same geographic location for a comparable property. During the year ended December 31, 1997, these Affiliates were entitled to leasing fees and property management and supervisory fees of $195,900. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $139,400 for insurance, personnel and other services. As of December 31, 1997, $1,200 of these fees and reimbursements due to Affiliates were unpaid and $16,000 was due from Affiliates. Services provided by Affiliates are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

     For the year ended December 31, 1997 an Affiliate of the General Partner was entitled to interest on the Partnership's Front-End Fees loan in the amount of $642,700. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions on comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chase Manhattan Bank.

     Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to repayment to the Limited Partners of their original Capital Contributions. Beginning with the interest payment due on January 1, 1996, the Partnership elected to defer payment of interest. As of December 31, 1997, the total deferred interest was $1,326,300.

     In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated Net Profits of $1,280,900, which included a gain on the sale of property of $1,598,800.

     ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1997, the Partnership's share of ANTEC's rent was $137,000. In addition, during the year ended December 31, 1997, ANTEC remitted $60,000 as consideration for the early release of approximately 38% of its leased space. ANTEC has also reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains responsibility for the rent on their space until their lease expires in September 1999. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

     Manufactured Homes Communities Inc. ("MHC") a real estate investment trust which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1997, the Partnership's share of MHC's rent was $21,900. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and the Chairman of the Board of Rosenberg. For the year ended December 31, 1997, Rosenberg was entitled to $131,800 for legal fees from the Partnership. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated parties.

(c)  No management person is indebted to the Partnership.

(d)  None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1997.

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


Dated:    March 31, 1998       By:  /s/      DOUGLAS CROCKER II
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


/s/ DOUGLAS CROCKER II            March 31, 1998        President, Chief Executive Officer and
----------------------------      --------------        Director of the General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG            March 31, 1998        Director of the General Partner
----------------------------      --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT         March 31, 1998        Vice President
----------------------------      --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD               March 31, 1998        Vice President - Finance and Treasurer
----------------------------      --------------
    NORMAN M. FIELD


             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                       Pages
                                                                    ------------
Report of Independent Auditors                                          A-2

Balance Sheets as of December 31, 1997 and 1996                         A-3

Statements of Partners' Capital (Deficit) for the Years Ended
  December 31, 1997, 1996 and 1995                                      A-3

Statements of Income and Expenses for the Years Ended
  December 31, 1997, 1996 and 1995                                      A-4

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                      A-4

Notes to Financial Statements                                        A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
  December 31, 1997                                                 A-9 and A-10

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

EXHIBIT (10) Material Contracts

Lease agreement for a tenant at Burlington Office Park I, II & III, one of the Partnership's most significant properties filed as an exhibit to the Partnership's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of the Partnership's investment in Sentry Park West Office Campus filed as an exhibit to the Partnership's Report on Form 8-K filed on August 28, 1996 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of the Partnership's investment in Regency Park Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on June 26, 1997 is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS


Partners
First Capital Income Properties, Ltd. - Series XI
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series XI as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series XI at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       Ernst & Young LLP


Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                      1997         1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 6,070,100  $ 8,151,600
 Buildings and improvements                         42,160,000   49,873,600
----------------------------------------------------------------------------
                                                    48,230,100   58,025,200
 Accumulated depreciation and amortization         (15,801,900) (17,062,800)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     32,428,200   40,962,400
Cash and cash equivalents                            1,767,500    1,372,900
Investments in debt securities                       1,487,600
Rents receivable                                       666,100      624,400
Other assets (net of accumulated amortization on
 loan acquisition costs of $476,400 and $382,200,
 respectively)                                         407,400      500,100
----------------------------------------------------------------------------
                                                   $36,756,800  $43,459,800
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                            $26,735,900  $34,803,200
 Front-End Fees loan payable to Affiliate            8,295,200    8,295,200
 Accounts payable and accrued expenses               1,065,200    1,260,700
 Due to Affiliates, net                              1,311,500      745,600
 Security deposits                                     183,800      186,300
 Other liabilities                                     154,500      439,000
----------------------------------------------------------------------------
                                                    37,746,100   45,730,000
----------------------------------------------------------------------------
Partners' (deficit):
 General Partner (deficit)                            (989,300)  (2,270,200)
 Limited Partners (57,621 Units issued and
  outstanding)
----------------------------------------------------------------------------
                                                      (989,300)  (2,270,200)
----------------------------------------------------------------------------
                                                   $36,756,800  $43,459,800
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                             General     Limited
                                             Partner     Partners     Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1995                                       $ (288,900) $5,330,200  $5,041,300
Net (loss) for the year ended December 31,
 1995                                       (2,223,200) (5,330,200) (7,553,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       (2,512,100)          0  (2,512,100)
Net income for the year ended December 31,
 1996                                          241,900           0     241,900
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (2,270,200)          0  (2,270,200)
Net income for the year ended December 31,
 1997                                        1,280,900           0   1,280,900
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1997                                       $ (989,300) $        0  $ (989,300)
-------------------------------------------------------------------------------

   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1997        1996        1995
------------------------------------------------------------------------------
Income:
 Rental                                   $ 9,201,000 $10,386,100 $10,383,600
 Interest                                     126,300      62,500      52,900
 Gain on sale of property                   1,598,800     816,100
------------------------------------------------------------------------------
                                           10,926,100  11,264,700  10,436,500
------------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                                    642,700     626,600     673,000
 Nonaffiliates                              2,573,000   3,249,100   3,724,100
 Depreciation and amortization              1,506,200   1,649,600   2,341,800
 Property operating:
 Affiliates                                   269,800     575,200     602,000
 Nonaffiliates                              2,014,100   1,972,300   2,162,500
 Real estate taxes                          1,264,300   1,382,300   1,285,100
 Insurance--Affiliate                         118,200     140,500     111,800
 Repairs and maintenance                    1,096,300   1,242,700   1,296,900
 General and administrative:
 Affiliates                                    28,000      37,800      41,500
 Nonaffiliates                                132,600     146,700     151,200
 Provisions for value impairment                                    5,600,000
------------------------------------------------------------------------------
                                            9,645,200  11,022,800  17,989,900
------------------------------------------------------------------------------
Net income (loss)                         $ 1,280,900 $   241,900 $(7,553,400)
------------------------------------------------------------------------------
Net income (loss) allocated to General
 Partner                                  $ 1,280,900 $   241,900 $(2,223,200)
------------------------------------------------------------------------------
Net (loss) allocated to Limited Partners  $         0 $         0 $(5,330,200)
------------------------------------------------------------------------------
Net (loss) allocated to Limited Partners
 per Unit (57,621 Units outstanding)      $         0 $         0 $    (92.50)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                           1997         1996         1995
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                     $  1,280,900  $   241,900  $(7,553,400)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Depreciation and amortization            1,506,200    1,649,600    2,341,800
 (Gain) on sale of property              (1,598,800)    (816,100)
 Provisions for value impairment                                    5,600,000
 Changes in assets and liabilities:
  (Increase) decrease in rents
   receivable                               (41,700)       2,400      (55,300)
  Decrease in other assets                   89,900       61,700        1,500
  (Decrease) in accounts payable and
   accrued expenses                        (195,500)     (39,700)    (169,600)
  (Decrease) increase in due to
   Affiliates                               (76,800)       4,300        2,000
  Increase in other liabilities              15,500        3,900       66,900
------------------------------------------------------------------------------
   Net cash provided by operating
    activities                              979,700    1,108,000      233,900
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property           9,375,100    5,606,600
 Payments for capital and tenant
  improvements                             (892,400)    (875,900)  (1,335,100)
 (Increase) in investments in debt
  securities, net                        (1,487,600)
 Maturity of restricted certificate
  of deposit and escrow deposits                          79,700      107,600
------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                  6,995,100    4,810,400   (1,227,500)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                  (653,700)  (1,817,700)    (929,500)
 Repayment of mortgage loans payable    (18,413,600)  (4,568,700)
 Proceeds from mortgage loan payable     11,000,000                 1,750,000
 Interest deferred on Front-End Fees
  loan payable to Affiliate                 642,700      626,600
 Payment of loan acquisition or
  extension fees                           (153,100)    (102,900)    (113,500)
 (Decrease) increase in security
  deposits                                   (2,500)     (14,400)       5,600
------------------------------------------------------------------------------
   Net cash (used for) provided by
    financing activities                 (7,580,200)  (5,877,100)     712,600
------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                           394,600       41,300     (281,000)
Cash and cash equivalents at the
 beginning of the year                    1,372,900    1,331,600    1,612,600
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $  1,767,500  $ 1,372,900  $ 1,331,600
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $  2,786,800  $ 3,293,700  $ 4,404,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The financial statements include the Partnership's 70% undivided interest in a joint venture with an unaffiliated third party. The joint venture owns a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture is operated under the control of the General Partner. The Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and Partner's capital in the financial statements.

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

The Partnership evaluates its commercial rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Except as disclosed in Note 8, the General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair value. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1997 and 1996.

Certain reclassifications have been made to the previously reported 1996 and 1995 statements in order to provide comparability with the 1997 statements. These reclassifications had no effect on net income (loss) or Partners' (deficit).

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1997, the General Partner was allocated 100% of the Net Profits of $1,280,900 which included the gain on the sale of property of $1,598,800. For the year ended December 31, 1996, the General Partner was allocated 100% of the Net Profits of $241,900 which included the gain on the sale of property of $816,100. For the year ended December 31, 1995, the General Partner was allocated a Net (Loss) of $(2,223,200), which included a (loss) from provisions for value impairment of $(2,203,700). No amounts will be allocated to Limited Partners until such time as the cumulative computation of Limited Partners' capital account would result in a positive balance.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates were as follows:

                                     For the Years Ended December 31,
                         ----------------------------------------------------------
                                1997                1996               1995
                         -------------------  ----------------- -------------------
                           Paid    Payable      Paid   Payable     Paid    Payable
-----------------------------------------------------------------------------------
Property management and
 leasing fees            $263,600 $  (16,000) $498,700 $ 51,700 $  527,400 $ 43,600
Interest expense on
 Front-End Fees loan
 (Note 3)                    None  1,326,300      None  683,600    664,200   56,900
Reimbursement of
 property insurance
 premiums, at cost        118,200       None   140,500     None    107,200     None
Legal                     138,800       None   129,300    7,000     95,800    4,300
Reimbursement of
 expenses, at cost:
 --Accounting              20,400      1,100    33,300    3,100     23,700    9,000
 --Investor
  communication             2,900        100     5,100      200     11,100      900
 --Other                     None       None      None     None        900     None
-----------------------------------------------------------------------------------
                         $543,900 $1,311,500  $806,900 $745,600 $1,430,300 $114,700
-----------------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc. (formerly known as Itel Corporation), an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1997, 1996 and 1995, the Partnership's share of ANTEC's rent and reimbursement of expenses was $137,000, $293,400 and $189,100, respectively. In addition, during the year ended December 31, 1997, ANTEC remitted $60,000 as consideration for the early release of approximately 38% of its leased space. ANTEC has also reached an agreement with another tenant to sublease the remainder of their space. The subletting has no effect on the Partnership as ANTEC still retains responsibility for the rent on their space until their lease expires in September 1999. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and is in the business of owning and operating mobile home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1997, 1996 and 1995, the Partnership's share of MHC's rent and reimbursement of expenses was $21,800, $29,800 and $22,100, respectively. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for certain of the Partnership's properties is provided by third-party management companies for fees ranging from 3% to 6% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management, leasing and supervisory services for fees based upon various percentage rates of gross rents for certain of the properties. These fees range from 1% to 6% based upon the terms of the individual management agreements.

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

As of December 31, 1997, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1997 was 7.64%. As of December 31, 1997, the interest rate was 7.97%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership elected to defer payment of interest. As of December 31, 1997, the amount of interest deferred pursuant to this modification was $1,326,300.

4. MORTGAGE LOANS PAYABLE:
Mortgage loans payable at December 31, 1997 and 1996 consisted of the following loans which are non-recourse unless otherwise noted:

Property
Pledged                    Principal Balance at      Average                       Estimated
   as                     -------------------------- Interest  Maturity  Periodic   Balloon
Collateral                 12/31/97       12/31/96   Rate (a)    Date    Payment  Payment (b)
---------------------------------------------------------------------------------------------
Marquette Mall and
 Office Building          $ 2,202,200(c) $ 2,202,200  7.75%     7/1/2002    (c)   $   759,100
                              915,600(c)   1,023,900  7.75%     7/1/2002    (c)          None
                            7,820,000(d)   8,215,500  8.07%    9/30/1998    (d)           (d)
Burlington I, II and III
 Office Center             11,000,000(e)  10,814,200    (e)    5/15/1999   None   $11,000,000
Prentice Plaza (50%)        4,798,100      4,838,200  7.34%   12/19/2000    (f)   $ 4,655,200
Regency Park Shopping
 Center (50%)                        (g)   7,709,200
---------------------------------------------------------------------------------------------
                          $26,735,900    $34,803,200
---------------------------------------------------------------------------------------------

(a) The average interest rate represents an average for the year ended December 31, 1997. Interest rates are subject to change in accordance with the provisions of the loan agreements on Marquette's junior mortgage loan and Prentice Plaza's mortgage loan. As of December 31, 1997, interest rates on the Marquette junior mortgage and the Prentice Plaza loan were 8.72% and 7.44%, respectively.
(b) Repayment may require sale or refinancing of the respective property.
(c) As of March 1, 1996, the two senior mortgage loans collateralized by Marquette Mall and Office Building, individually, were amended. The terms of the amendment to the mortgage loan collateralized by Marquette Mall provided that during the period beginning March 1, 1996 through February 28, 1998, accrued interest only shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective. The terms of the amendment to the mortgage loan collateralized by Marquette Office Building provided that during the period beginning March 1, 1996 through February 28, 1998, monthly installments of principal in the amount of $8,333 plus accrued interest shall be paid and that on March 1, 1998 the original terms of the mortgage loan will become effective.
(d) On September 30, 1997, the Partnership exercised its option to extend the maturity date of the junior mortgage loan collateralized by Marquette. Significant terms include a .5% extension fee, interest at 30-day LIBOR plus 275 basis points and monthly principal amortization payments of $50,000. Additional terms include a maturity date of September 30, 1998, a prohibition on distributions to Partners of the Partnership and a guarantee of repayment by the Partnership.
(e) On May 15, 1997, Burlington Associates General Partnership, in which the Partnership owns a 70% undivided preferred interest, obtained a new mortgage loan in the amount of $11,000,000 secured by Burlington and guaranteed by the Partnership. The existing loan was paid off with proceeds from the new loan. The interest rate on the new loan is variable at LIBOR plus 187.5 basis points. The maturity date of the new loan is May 15, 1999 and includes an option for a one-year renewal under slightly different terms, provided the Partnership is able to meet certain conditions for renewal. The new loan requires interest only payments monthly in arrears and contains a prohibition on distributions to Partners. The interest rate as of December 31, 1997 was 7.81%. The average interest rate for the seven and a half months this loan was in effect was 7.63.
(f) In addition to monthly interest, monthly principal payments of $3,638, $3,960 and $4,305 are required commencing on January 1 of 1998, 1999 and 2000, respectively.
(g) The joint venture which owns Regency, in which the Partnership has a 50% interest with Affiliated partnership, repaid the mortgage collateralized by Regency with a portion of the proceeds generated from its sale (see Note 7 for additional information).

Principal amortization of mortgage loans payable for each of the next five years and thereafter as of December 31, 1997 was as follows:

                    1998  $ 8,309,700
                    1999   11,561,600
                    2000    5,262,300
                    2001      600,100
                    2002    1,002,200
                             --------
                          $26,735,900
                             --------

5. FUTURE MINIMUM RENTS:
The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1997 was as follows:

                    1998        $ 5,390,400
                    1999          4,199,800
                    2000          3,155,300
                    2001          1,780,100
                    2002            858,800
                    Thereafter    2,289,900
                             --------------
                                $17,674,300
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements, (ii) parking income and (iii) percentage rents. Percentage rents earned for the years ended December 31, 1997, 1996 and 1995 were $271,500, $245,100 and $239,500, respectively.

6. INCOME TAX:
The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the year ended December 31, 1997 the results for income tax reporting purposes was a (loss) of $(5,434,700). The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1997 was $58,830,100.

7. PROPERTY SALES:
On June 16, 1997, a joint venture in which the Partnership owns a 50% interest sold Regency for a sale price of $19,325,000, of which the Partnership's share was $9,662,500. The Partnership's share of net proceeds from this transaction was $1,735,600, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $1,598,800 for the year ended December 31, 1997 in connection with this sale. Net proceeds received from this transaction have been retained to supplement working capital reserves. For income tax purposes the Partnership reported a
(loss) of $(4,617,800) for the year ended December 31, 1997 in connection with this sale.

On August 28, 1996, the joint venture which owned Sentry West consummated the sale of Sentry West for a price of $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of closing prorations, selling expenses and the repayment of the mortgage loan for Sentry West was approximately $894,500. Pursuant to an agreement with the junior mortgage lender for Marquette, the Partnership's entire share of the net proceeds from this sale was used to paydown the principal balance of the junior mortgage loan collateralized by Marquette. The net gain reported by the Partnership for financial statement purposes was $816,100. For income tax purposes the Partnership reported a (loss) of $(4,631,700) for the year ended December 31, 1996 in connection with this sale.

All of the above sales were all-cash transactions, with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:
Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail and office properties and other matters relating specifically to certain of the Partnership's properties, there was uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during their remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the year ended December 31, 1995. The provisions for value impairment were considered non-cash events for the purposes of the Statement of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the year ended December 31, 1995:

                       Property
                  ----------------------------------------------
             Marquette Mall and Office Building      $ 3,100,000
             Burlington Office Center I, II and III      500,000
             Regency Park Shopping Center              2,000,000
                  ----------------------------------------------
                                                     $ 5,600,000
                  ----------------------------------------------

                                    Copies of the Partnership's Form 10-K are
                                      available upon written request to the
                                          General Partner at no charge.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997

       Column A                Column B              Column C                    Column D
-----------------------      ------------   --------------------------   -------------------------

                                                   Initial cost              Costs capitalized
                                                  to Partnership         subsequent to acquisition
                                            --------------------------   -------------------------
                                                           Buildings
                                                              and
                                Encum-                      Improve-      Improve-       Carrying
      Description              brances         Land          ments          ments        Costs (1)
-----------------------      ------------   -----------   ------------   -----------     ---------
Shopping Center:
----------------
Marquette Mall
  and Office Building
  (Michigan City, IN)
  (100% Interest)            $ 10,937,800   $ 2,000,000   $ 20,306,700   $ 3,806,300     $ 164,800

Office Buildings:
-----------------
Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)
  (100% Interest)              11,000,000     3,000,000     17,597,800     2,106,500        72,500

Prentice Plaza
  (Englewood, CO)
  (50% Interest)                4,798,100     1,139,600      7,390,200     1,204,900        40,800
                             ------------   -----------   ------------   -----------     ---------

                             $ 26,735,900   $ 6,139,600   $ 45,294,700   $ 7,117,700     $ 278,100
                             ============   ===========   ============   ===========     =========

       Column A                               Column E                      Column F     Column G    Column H      Column I
-----------------------      -----------------------------------------    ------------   ---------   ---------   -------------
                                                                                                                     Life
                                       Gross amount at which                                                       on which
                                     carried at close of period                                                    deprecia-
                             -----------------------------------------                                              tion in
                                            Buildings                       Accumu-                                 latest
                                               and                           lated        Date of                   income
                                             Improve-                      Deprecia-     construc-     Date       statements
      Description               Land          ments       Total (2)(3)      tion (2)       tion      Acquired     is computed
-----------------------      -----------   ------------   ------------    ------------   ---------   ---------   -------------
Shopping Center:
----------------
Marquette Mall
  and Office Building
  (Michigan City, IN)                                                                                                35(5)
  (100% Interest)            $ 1,930,500   $ 17,247,300   $ 19,177,800(4) $  7,021,400     1967      Dec. 1986      2-10(6)

Office Buildings:
-----------------
Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)                                                                                                    35(5)
  (100% Interest)              3,000,000     16,276,800     19,276,800(4)    5,372,500      (7)         (7)         2-10(6)

Prentice Plaza
  (Englewood, CO)                                                                                                    35(5)
  (50% Interest)               1,139,600      8,635,900      9,775,500       3,408,000     1985      Mar. 1988      2-10(6)
                             -----------   ------------   ------------    ------------

                             $ 6,070,100   $ 42,160,000   $ 48,230,100    $ 15,801,900
                             ===========   ============   ============    ============

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                             NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 2.  The following is a reconciliation of activity in columns E and F:

                                                     December 31, 1997           December 31, 1996           December 31, 1995
                                                ---------------------------  --------------------------  --------------------------
                                                               Accumulated                 Accumulated                 Accumulated
                                                    Cost       Depreciation     Cost       Depreciation     Cost       Depreciation
                                                ------------   ------------  -----------   ------------  -----------   ------------
Balance at the beginning of the year            $ 58,025,200    $17,062,800  $65,275,200    $18,551,100  $68,940,100    $16,292,000

Additions during the year:

Improvements                                         592,400                     575,900                   1,935,100

Provisions for depreciation                                       1,375,200                   1,649,600                   2,259,100

Deductions during the year:

Cost of real estate sold                         (10,387,500)                 (7,825,900)

Accumulated depreciation on real estate sold                     (2,636,100)                 (3,137,900)

Provisions for value impairment                                                                           (5,600,000)
                                                ------------    -----------  -----------    -----------  -----------    -----------

Balance at the end of the year                  $ 48,230,100    $15,801,900  $58,025,200    $17,062,800  $65,275,200    $18,551,100
                                                ============    ===========  ===========    ===========  ===========    ===========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1997 was $58,830,100.

Note 4. Includes cumulative provisions for value impairment of $7,100,000 and $3,500,000 for Marquette and Burlington, respectively.

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