Form 10-Q
period 1998-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1998-05-14
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                     March 31, 1998
                          ------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                      to
                                   --------------------    ---------------------

    Commission File Number                            0-15538
                           -----------------------------------------------------

               First Capital Income Properties, Ltd. - Series XI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                              36-3364279
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1998      December 31,
                                                     (Unaudited)      1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 6,070,100  $ 6,070,100
 Buildings and improvements                           42,185,700   42,160,000
------------------------------------------------------------------------------
                                                      48,255,800   48,230,100
Accumulated depreciation and amortization            (16,146,800) (15,801,900)
------------------------------------------------------------------------------
Total investment properties, net of accumulated
 depreciation and amortization                        32,109,000   32,428,200
Cash and cash equivalents                              2,389,800    1,767,500
Investments in debt securities                         1,478,200    1,487,600
Rents receivable                                         260,400      666,100
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $499,100 and
 $475,900, respectively)                                 248,900      407,400
------------------------------------------------------------------------------
                                                     $36,486,300  $36,756,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                              $26,490,700  $26,735,900
 Front-End Fees Loan payable to Affiliate              8,295,200    8,295,200
 Accounts payable and accrued expenses                 1,092,100    1,065,200
 Due to Affiliates                                     1,502,300    1,311,500
 Security deposits                                       190,500      183,800
 Other liabilities                                         8,200      154,500
------------------------------------------------------------------------------
                                                      37,579,000   37,746,100
------------------------------------------------------------------------------
Partners' (deficit):
 General Partner                                      (1,092,700)    (989,300)
 Limited Partners (57,621 Units issued and
  outstanding)
------------------------------------------------------------------------------
                                                      (1,092,700)    (989,300)
------------------------------------------------------------------------------
                                                     $36,486,300  $36,756,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners    Total
------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                            $(2,270,200)   $ 0    $(2,270,200)
Net income for the year ended December 31,
 1997                                         1,280,900      0      1,280,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1997         (989,300)     0       (989,300)
Net (loss) for the quarter ended March 31,
 1998                                          (103,400)     0       (103,400)
------------------------------------------------------------------------------
Partners' (deficit), March 31, 1998         $(1,092,700)   $ 0    $(1,092,700)
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1998        1997
---------------------------------------------------------------------------
Income:
 Rental                                              $2,066,900  $2,592,000
 Interest                                                46,400      16,500
---------------------------------------------------------------------------
                                                      2,113,300   2,608,500
---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                            161,200     154,700
  Nonaffiliates                                         519,400     718,000
 Depreciation and amortization                          368,100     376,200
 Property operating:
  Affiliates                                             33,700      82,500
  Nonaffiliates                                         511,000     522,300
 Real estate taxes                                      296,400     332,900
 Insurance--Affiliate                                    26,700      35,000
 Repairs and maintenance                                234,600     292,200
 General and administrative:
  Affiliates                                              9,800       8,900
  Nonaffiliates                                          55,800      36,000
---------------------------------------------------------------------------
                                                      2,216,700   2,558,700
---------------------------------------------------------------------------
Net (loss) income                                    $ (103,400) $   49,800
---------------------------------------------------------------------------
Net (loss) income allocated to General Partner       $ (103,400) $   49,800
---------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $        0  $        0
---------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (57,621 Units outstanding)                     $        0  $        0
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1998        1997
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                        $ (103,400) $   49,800
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization                              368,100     376,200
  Changes in assets and liabilities:
   Decrease in rents receivable                              405,700      74,000
   Decrease in other assets                                  135,300     183,000
   Increase (decrease) in accounts payable and accrued
    expenses                                                  26,900     (67,800)
   Increase in due to Affiliates                              29,600      41,700
   (Decrease) in other liabilities                          (146,300)   (128,000)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                715,900     528,900
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (25,700)   (384,200)
 Maturity of investments in debt securities, net               9,400
---------------------------------------------------------------------------------
    Net cash (used for) investing activities                 (16,300)   (384,200)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (245,200)   (125,100)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                  161,200     154,700
 Increase in security deposits                                 6,700       2,700
---------------------------------------------------------------------------------
    Net cash (used for) provided by financing activities     (77,300)     32,300
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    622,300     177,000
Cash and cash equivalents at the beginning of the period   1,767,500   1,372,900
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $2,389,800  $1,549,900
---------------------------------------------------------------------------------
 Interest paid to nonaffiliates during the period         $  520,400  $  813,800
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership, which was formed for the purpose of acquiring a 100% interest in certain real property. This joint venture is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

Investments in debt securities are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications had no effect on net income or Partners' (deficit).

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing

Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1998 and 1997, the General Partner was allocated 100% of the Net (Loss)/Profit of $(103,400) and $49,800, respectively. No amounts will be allocated to Limited Partners until such time as the cumulative computation of Limited Partners' capital account would result in a positive balance.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates during the three months ended March 31, 1998 were as follows:

                                                                 Payable
                                                        Paid   (Receivable)
---------------------------------------------------------------------------
Property management and leasing fees                   $28,300 $  (14,400)
Interest expense on Front-End Fees Loan (Note 3)          None  1,487,500
Reimbursement of property insurance premiums, at cost    7,500     19,200
Legal                                                    4,800       None
Reimbursement of expenses, at cost:
 -- Accounting                                            None      9,500
 -- Investor communication                                None        500
---------------------------------------------------------------------------
                                                       $40,600 $1,502,300
---------------------------------------------------------------------------

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the three months ended March 31, 1998, ANTEC paid $91,500 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the three months ended March 31, 1998, MHC paid $12,500 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan accrues monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of March 31, 1998, the Partnership had drawn $8,295,200 under the Front-End Fees Loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the Loan agreement. The weighted average interest rate for the three months ended March 31, 1998 was 7.77%. As of March 31, 1998, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for a 72-month period beginning January 1, 1993. In addition, any interest payments made by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subject to the Subordination. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of March 31, 1998, the amount of interest deferred pursuant to this modification was $1,487,500.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1998 and December 31, 1997 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership unless otherwise disclosed:

        Property           Partnership's Share of        Average
       Pledged as           Principal Balance at         Interest  Maturity
       Collateral           3/31/98           12/31/97   Rate (b)    Date
----------------------------------------------------------------------------
Marquette Mall and        $  2,156,200       $ 2,202,200   7.75%    7/1/2002
Office Building                876,000           915,600   7.75%    7/1/2002
                             7,670,000(a)(c)   7,820,000   8.42%   9/30/1998
Burlington I, II and III
 Office Center              11,000,000(c)     11,000,000   7.68%   5/15/1999
Prentice Plaza (50%)         4,788,500         4,798,100   7.58%  12/19/2000
----------------------------------------------------------------------------
                          $ 26,490,700       $26,735,900
----------------------------------------------------------------------------

(a) The terms of the loan provide for monthly principal payments of $50,000 in addition to interest at 30 day LIBOR plus 275 basis points.
(b) The average interest rate represents an average for the three months ended March 31, 1998. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of March 31, 1998, interest rates on the mortgage loans collateralized by Prentice Plaza, Burlington and the second mortgage collateralized by Marquette were 7.38%, 7.48% and 8.42%, respectively.
(c) Loan is recourse to the Partnership and prohibits distributions to Partners.

For additional information regarding the mortgage loans payable, refer to the Partnership's Annual Report for the year ended December 31, 1997.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts may, be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the three months ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                            Comparative
                                         Operating Results
                                                (a)
                                         For the Quarters
                                               Ended
                                        3/31/98   3/31/97
-----------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues                         $981,800 $1,069,000
-----------------------------------------------------------
Property net income                     $  6,000 $   51,700
-----------------------------------------------------------
Average occupancy                            80%        83%
-----------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues                         $743,400 $  808,600
-----------------------------------------------------------
Property net income                     $ 67,000 $   73,500
-----------------------------------------------------------
Average occupancy                            88%        96%
-----------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues                         $349,700 $  364,700
-----------------------------------------------------------
Property net income                     $ 12,200 $    9,400
-----------------------------------------------------------
Average occupancy                            93%        95%
-----------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%) (B)
Rental revenues                                  $  347,400
-----------------------------------------------------------
Property net income                              $  104,200
-----------------------------------------------------------

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

Net income (loss) changed from $49,800 for the three months ended March 31, 1997 to $(103,400) for the three months ended March 31, 1998. The change was primarily the result of the absence of operating results in 1998 due to the 1997 sale of Regency. Net loss, exclusive of the effects of Regency, increased by $49,000 for the three-month periods under comparison. The increase in the net loss was primarily due to diminished operating results at Marquette Mall and Office Building ("Marquette") and to a lesser extent at Burlington Office Center I, II and III ("Burlington").

The following comparative discussion excludes the operating results of Regency.

Rental revenues decreased by $167,400 or 7.4% for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to a decrease in base rental income at Burlington, which was due to the loss of a significant tenant at Burlington I. Also contributing to the decrease was a lease settlement received at Prentice Plaza in 1997 and a decrease in tenant expense reimbursements at Marquette.

Interest expense on the Partnership's mortgage loans decreased by $54,500 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to the effects of the 1997 refinancing of the mortgage loan collateralized by Burlington, which resulted in a lower average interest rate.

Repairs and maintenance expense decreased by $42,000 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to decreases in repairs to the HVAC system at Prentice Plaza.

Property operating expenses decreased by $10,500 for the three-month periods under comparison. The decrease was primarily the result of a decrease in utility costs at Burlington due to the decrease in occupancy.

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

                                                         Comparative Cash
                                                           Flow Results
                                                             For the
                                                          Quarters Ended
                                                        3/31/98    3/31/97
----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $ 19,500  $ 300,900
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable  245,200    125,100
 Decrease in current assets                              541,000    257,000
 (Decrease) in current liabilities                       (89,800)  (154,100)
----------------------------------------------------------------------------
Net cash provided by operating activities               $715,900  $ 528,900
----------------------------------------------------------------------------
Net cash (used for) investing activities                $(16,300) $(384,200)
----------------------------------------------------------------------------
Net cash (used for) provided by financing activities    $(77,300) $  32,300
----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Cash Flow (as defined in the Partnership Agreement) decreased by $281,400 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily the result of an increase in principal payments on the Partnership's mortgage loan obligations. The decrease was also due to the absence of results from Regency, exclusive of deprecation and amortization, due to its sale in 1997.

The net increase in the Partnership's cash position of $622,300 for the three months ended March 31, 1998 was primarily the result of net cash provided by operating activities exceeding principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of March 31, 1998 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $187,000 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to the timing of the receipt of rental payments at Marquette and to a lesser extent at Prentice Plaza and Burlington. The increase was partially offset by the diminished operating results, exclusive of depreciation and amortization, as previously discussed.

Net cash used for investing activities decreased by $367,900 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was due to a decrease in cash used for capital and tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1998, the Partnership spent $25,700 for capital and tenant improvements and leasing costs and has projected to spend approximately $1,125,000 during the remainder of 1998. Included in the projected amount are improvement and leasing costs of approximately $600,000 for Burlington and $350,000 for Prentice Plaza. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of a property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Investments in debt securities are the result of the extension of the maturities of the Partnership's short-term investments as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their purchase.

Net cash provided by (used for) financing activities changed from $32,300 for the three months ended March 31, 1997 to $(77,300) for the three months ended March 31, 1998. The change was primarily due to an increase in mortgage principal payments on the Partnership's mortgage obligations.

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

During 1997, the Partnership exercised its option to extend the maturity date of the junior mortgage loan collateralized by Marquette. Terms of the extension included a .5% fee, interest payable monthly at an annualized rate equal to 30-day LIBOR plus 275 basis points and monthly principal amortization payments of $50,000. Terms of the loan include a prohibition on distributions to Limited Partners and a guarantee of repayment by the Partnership. This loan matures on September 30, 1998. The Partnership is currently pursuing alternative financing. There can be no assurance that the financing efforts will be successful.

The Partnership has significant financial obligations during the remainder of the year. In addition to substantial payments due on the mortgage loans collateralized by the Partnership's properties. The junior mortgage loan collateralized by Marquette matures in September 1998. While the General Partner is currently attempting to refinance or extend the maturity date of this mortgage note, there can be no assurance that such efforts will be successful. The Partnership anticipates incurring substantial capital, tenant improvement and leasing costs during 1998 in connection with the potential replacement of tenants, together with the ongoing required maintenance of the Partnership's properties. Net cash provided by operating activities might not be sufficient to meet the above capital expenditure requirements for the year ending December 31, 1998. As a result of this issue, together with the restriction on distributions to Limited Partners contained in the junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly, distributions to Limited Partners continue to be suspended.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing date by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The General Partner continues to review other sources of cash available to the Partnership, which include the sale or refinancing of the Partnership's properties. There can be no assurance as to the timing or successful completion of any future transactions, including the refinancing of Marquette. The Partnership may have inadequate liquidity to meet its mortgage loan obligations, which could result in the foreclosure of Marquette. The General Partner believes that such events would not affect the Partnership's ability to continue business operations.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 1998.

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

Date:  May 15, 1998      By:  /s/  DOUGLAS CROCKER II
       ------------           --------------------------------------
                                   DOUGLAS CROCKER II
                              President and Chief Executive Officer

Date:  May 15, 1998      By:  /s/  NORMAN M. FIELD
       ------------           --------------------------------------
                                   NORMAN M. FIELD
                              Vice President - Finance and Treasurer