Form 10-Q
period 1998-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1998-08-13
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     June 30, 1998
                             -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                     --------------------     ----------------

     Commission File Number                           0-15538
                                     -----------------------------------------

               First Capital Income Properties, Ltd. - Series XI
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                           36-3364279
-------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois        60606-2607
--------------------------------------------------------    ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       --- ----
Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated September 12, 1985, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1998      December 31,
                                                     (Unaudited)      1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 6,070,100  $ 6,070,100
 Buildings and improvements                           42,486,500   42,160,000
------------------------------------------------------------------------------
                                                      48,556,600   48,230,100
Accumulated depreciation and amortization            (16,493,700) (15,801,900)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       32,062,900   32,428,200
Cash and cash equivalents                              2,573,600    1,767,500
Investments in debt securities                         1,093,900    1,487,600
Rents receivable                                         500,400      666,100
Other assets (including loan acquisition costs, net
 of accumulated amortization of $522,200 and
 $475,900, respectively)                                 168,700      407,400
------------------------------------------------------------------------------
                                                     $36,399,500  $36,756,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                              $26,210,600  $26,735,900
 Front-End Fees Loan payable to Affiliate              8,295,200    8,295,200
 Accounts payable and accrued expenses                   936,100    1,065,200
 Due to Affiliates, net                                1,659,900    1,311,500
 Security deposits                                       194,600      183,800
 Other liabilities                                         6,700      154,500
------------------------------------------------------------------------------
                                                      37,303,100   37,746,100
------------------------------------------------------------------------------
Partners' (deficit):
 General Partner                                        (903,600)    (989,300)
 Limited Partners (57,621 Units issued and
  outstanding)
------------------------------------------------------------------------------
                                                        (903,600)    (989,300)
------------------------------------------------------------------------------
                                                     $36,399,500  $36,756,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partner     Partners     Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                        $(2,270,200) $        0 $(2,270,200)
Net income for the year ended December
 31, 1997                                 1,280,900           0   1,280,900
----------------------------------------------------------------------------
Partners' (deficit), December 31, 1997     (989,300)          0    (989,300)
Net income for the six months ended
 June 30, 1998                               85,700           0      85,700
----------------------------------------------------------------------------
Partners' (deficit), June 30, 1998      $  (903,600) $        0 $  (903,600)
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1998        1997
--------------------------------------------------------------------------
Income:
 Rental                                            $ 2,313,900 $ 2,298,300
 Interest                                               58,300      21,900
 Gain on sale of property                                        1,529,600
--------------------------------------------------------------------------
                                                     2,372,200   3,849,800
--------------------------------------------------------------------------
Expenses:
 Interest
  Affiliates                                           160,300     161,200
  Nonaffiliates                                        517,200     685,000
 Depreciation and amortization                         370,000     369,400
 Property operating:
  Affiliates                                            31,700      36,900
  Nonaffiliates                                        464,500     501,000
 Real estate taxes                                     298,600     389,400
 Insurance--Affiliate                                   24,600      27,200
 Repairs and maintenance                               259,600     270,800
 General and administrative:
  Affiliates                                             3,700       1,800
  Nonaffiliates                                         52,900      58,700
--------------------------------------------------------------------------
                                                     2,183,100   2,501,400
--------------------------------------------------------------------------
Net income                                         $   189,100 $ 1,348,400
--------------------------------------------------------------------------
Net income allocated to General Partner            $   189,100 $ 1,348,400
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $         0 $         0
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $      0.00 $      0.00
--------------------------------------------------------------------------

For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998        1997
--------------------------------------------------------------------------
Income:
 Rental                                            $ 4,380,800 $ 4,890,300
 Interest                                              104,700      38,400
 Gain on sale of property                                        1,529,600
--------------------------------------------------------------------------
                                                     4,485,500   6,458,300
--------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                           321,500     315,900
  Nonaffiliates                                      1,036,600   1,403,000
 Depreciation and amortization                         738,100     745,600
 Property operating:
  Affiliates                                            65,400     119,400
  Nonaffiliates                                        975,500   1,023,300
 Real estate taxes                                     595,000     722,300
 Insurance--Affiliate                                   51,300      62,200
 Repairs and maintenance                               494,200     563,000
 General and administrative:
  Affiliates                                            13,500      10,700
  Nonaffiliates                                        108,700      94,700
--------------------------------------------------------------------------
                                                     4,399,800   5,060,100
--------------------------------------------------------------------------
Net income                                         $    85,700 $ 1,398,200
--------------------------------------------------------------------------
Net income allocated to General Partner            $    85,700 $ 1,398,200
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $         0 $         0
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $      0.00 $      0.00
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998        1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   85,700  $ 1,398,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           738,100      745,600
  (Gain) on sale of property                                        (1,529,600)
  Changes in assets and liabilities:
   Decrease in rents receivable                           165,700       42,300
   Decrease in other assets                               192,400      251,000
   (Decrease) in accounts payable and accrued expenses   (129,100)    (162,600)
   Increase (decrease) in due to Affiliates                26,900       (4,600)
   (Decrease) in other liabilities                       (147,800)    (122,300)
-------------------------------------------------------------------------------
    Net cash provided by operating activities             931,900      618,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                                      9,305,900
 Decrease in investments in debt securities               393,700
 Payments for capital and tenant improvements            (326,500)    (590,300)
 (Increase) in escrow deposits                                        (125,000)
-------------------------------------------------------------------------------
    Net cash provided by investing activities              67,200    8,590,600
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loan payable                                11,000,000
 Repayment of mortgage loans payable                               (18,413,600)
 Principal payments on mortgage loans payable            (525,300)    (285,300)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                               321,500      315,900
 Loan acquisition costs incurred                                      (111,700)
 Increase (decrease) in security deposits                  10,800      (13,300)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities             (193,000)  (7,508,000)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 806,100    1,700,600
Cash and cash equivalents at the beginning of the
 period                                                 1,767,500    1,372,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $2,573,600  $ 3,073,500
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period      $1,037,800  $ 1,473,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property. This joint venture is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.

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

Reference is made to the Partnership's annual report for the year ended December 31, 1997, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' (deficit) and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1998, the General Partner was allocated 100% of the Net Profits of $189,100 and $85,700, respectively. No amounts will be allocated to Limited Partners until such time as the cumulative computation of such Partners' capital account would result in a positive balance.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                Paid
                                         -------------------   Payable
                                         Quarter  Six Months (Receivable)
-------------------------------------------------------------------------
Property management and leasing fees     $ 39,200  $ 67,500   $  (23,700)
Interest expense on Front-End Fees loan
 (Note 3)                                    None      None    1,647,800
Reimbursement of property insurance
 premiums, at cost                          9,100    16,600       34,600
Legal                                      19,300    24,100         None
Reimbursement of expenses, at cost:
 --Accounting                              10,700    10,700        1,100
 --Investor communication                   1,100     1,100          100
-------------------------------------------------------------------------
                                         $ 79,400  $120,000   $1,659,900
-------------------------------------------------------------------------

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1998, MHC paid $17,200 and $29,700, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. During the six months ended June 30, 1998, the Partnership and MHC reached an agreement extending their lease until May 31, 2003 and increasing their space by approximately 50%. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of June 30, 1998, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan documents. The weighted average interest rate for the six months ended June 30, 1998 was 7.71%. As of June 30, 1998, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subject to the Subordination. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of June 30, 1998, the amount of interest deferred pursuant to this modification was $1,647,800.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1998 and December 31, 1997 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership unless otherwise disclosed:

                           Partnership's Share of        Average
    Property Pledged        Principal Balance at         Interest  Maturity
     as Collateral          6/30/98           12/31/97    Rate(b)    Date
----------------------------------------------------------------------------
Marquette Mall and        $  2,086,100       $ 2,202,200  7.75%     7/1/2002
Office Building                828,300           915,600  7.75%     7/1/2002
                             7,520,000(a)(c)   7,820,000  8.42%    9/30/1998
Burlington I, II and III
 Office Center              11,000,000(c)     11,000,000  7.59%    5/15/1999
Prentice Plaza (50%)         4,776,200         4,798,100  7.41%   12/19/2000
----------------------------------------------------------------------------
                          $ 26,210,600       $26,735,900
----------------------------------------------------------------------------

(a) The terms of the loan provide for monthly principal payments of $50,000 in addition to interest at 30 day LIBOR plus 275 basis points. The Partnership is currently in the process of negotiating for an extension of the maturity date. There can be no assurance that the Partnership will be successful in its efforts to extend the maturity date or that the terms of such extension will be similar to the terms of the existing loan.
(b) The average interest rate represents an average for the six months ended June 30, 1998. Interest rates are subject to change in accordance with the provisions of the loan documents. As of June 30, 1998, interest rates on the mortgage loans collateralized by Prentice Plaza, Burlington and the second mortgage collateralized by Marquette were 7.34%, 7.50% and 8.40%, respectively.
(c) Loan is recourse to the Partnership and prohibits distributions to Partners.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1997.

5. CONTINGENCY:

Marquette has been named in a cost recovery action (the "Action") related to a superfund site. The Action is in its early stages and, accordingly, the amount of any potential liability is not estimable. The General Partner, upon discussion with legal counsel, believes that the Partnership has substantial meritorious defenses related to the Action.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer realizes income nor incurs expenses from such real property interests.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                    Comparative Operating Results (a)
                            For the Quarters Ended    For the Six Months Ended
                              6/30/98     6/30/97      6/30/98      6/30/97
-------------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $ 1,108,100 $ 1,009,000  $  2,089,900 $  2,078,000
-------------------------------------------------------------------------------
Property net income (loss)  $   128,400 $   (10,400) $    134,400 $     41,300
-------------------------------------------------------------------------------
Average occupancy                   81%         83%           81%          83%
-------------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $   823,100 $   838,800  $  1,566,500 $  1,647,400
-------------------------------------------------------------------------------
Property net income         $   154,100 $   172,000  $    221,100 $    245,500
-------------------------------------------------------------------------------
Average occupancy                   88%         96%           88%          96%
-------------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $   382,500 $   222,100  $    732,200 $    586,800
-------------------------------------------------------------------------------
Property net income (loss)  $    72,900 $  (167,100) $     85,100 $   (157,700)
-------------------------------------------------------------------------------
Average occupancy                   94%         93%           94%          94%
-------------------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%) (B)
Rental revenues                         $   227,600               $    575,000
-------------------------------------------------------------------------------
Property net income                     $    31,000               $    135,200
-------------------------------------------------------------------------------

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

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income for the Partnership decreased by $1,159,300 and $1,312,500 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decrease in net income was primarily due to the 1997 gain recorded on the sale of Regency. The decrease was partially offset by improved operating results at Marquette Mall and Office Building ("Marquette") and Prentice Plaza. The decrease was also partially offset by an increase in interest earned on the Partnership's short-term investments which was due to an increase in cash available for investment.

Net (loss) income exclusive of sold properties changed from $(212,100) and $(266,400) for the quarter and six months ended June 30, 1997 to $189,100 and $85,700 the quarter and six months ended June 30, 1998, respectively. The changes in net (loss) income were primarily due to improved operating results at Marquette and Prentice Plaza together with increases in interest earned on the Partnership's short-term investments. Partially offsetting the changes were diminished operating results at Burlington Office Buildings I, II and III ("Burlington").

The following comparative discussion excludes the operating results of Regency.

Rental revenues increased by $243,700 or 11.8% and $76,400 or 1.8% for the quarter and six months ended
June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to an underestimate at Prentice Plaza of credits due to tenants from 1996 which were payable in 1997. The increase was also due to an increase in base rental income at Prentice Plaza due to an increase in rates charged to new and renewing tenants and an increase in percentage rental income at Marquette. The increases were partially offset a decrease in base rental income at Burlington which was due to the loss of significant tenant at Burlington I and a decrease in tenant expense reimbursements at Marquette. Also partially offsetting the increase for the six-month period under comparison was a lease settlement received at Prentice Plaza in 1997.

Interest expense on the Partnership's mortgage loans decreased by $48,600 and $103,100 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decreases were primarily due to the effects of the 1997 refinancing of the mortgage loan collateralized by Burlington, which resulted in a lower average interest rate and to a lesser extent, the effects of principal reductions on the mortgage loans collateralized by Marquette.

Repair and maintenance expenses increased by $36,000 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to a decrease in repairs to the HVAC system at Prentice Plaza. Repair and maintenance expenses remained relatively unchanged for the quarterly periods under comparisons.

Real estate tax expense decreased by $66,100 and $63,000 for the quarterly and six-month periods under comparison,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

respectively. The decreases were primarily, due to a successful appeal of the taxing authorities assessed value of Prentice Plaza. The decreases were partially offset by a projected increase in taxes at Marquette.

Property operating expenses decreased by $12,200 and $22,700 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended
June 30, 1997, respectively. The decreases were primarily the result of decreases in utilities at Marquette and Burlington, along with a decrease in professional services at Marquette. The decreases were partially offset by an increase in professional services at Burlington.

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

                                                Comparative Cash Flow Results
                                                  For the Six Months Ended
                                                   6/30/98         6/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                     $     298,500  $       328,900
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                             525,300          285,300
 Decrease in current assets                           358,100          293,300
 (Decrease) in current liabilities                   (250,000)        (289,500)
-------------------------------------------------------------------------------
Net cash provided by operating activities       $     931,900  $       618,000
-------------------------------------------------------------------------------
Net cash provided by investing activities       $      67,200  $     8,590,600
-------------------------------------------------------------------------------
Net cash (used for) financing activities        $    (193,000) $    (7,508,000)
-------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $30,400 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily the result of an increase in principal payments on the Partnership's mortgage loan obligations. The decrease was also due to the absence of results from Regency exclusive of depreciation and amortization due to its sale in 1997. The decrease was partially offset by improved operating results at Prentice Plaza and Marquette.

The net increase in the Partnership's cash position of $806,100 for the six months ended June 30, 1998 was primarily the result of net cash provided by operating activities exceeded principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. The liquid assets of the Partnership as of June 30, 1998 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $313,900 was primarily due to the increase in the net cash provided by operating activities at all of the Partnership's properties except Burlington, as previously discussed.

Net cash provided by investing activities decreased by $8,523,400 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to the 1997 sale of Regency. The decrease was partially offset by a decrease in expenditures for capital and tenant improvement and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 1998, the Partnership spent $326,500 for capital and tenant improvements and leasing costs and has projected to spend approximately $800,000 during the remainder of 1998. Included in the projected amount are improvement and leasing costs of approximately $400,000 for Burlington and $250,000 for Prentice Plaza. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Investments in debt securities are the result of the extension of the maturities of the Partnership's short-term investments as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their purchase.

Net cash used for financing activities decreased by $7,315,000 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The decrease was primarily due to the 1997 repayment of a mortgage loan in connection with the sale of Regency. The decrease was partially offset by an increase in principal amortization payments.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement with an Affiliate of the General Partner, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1998 may be borrowed from this Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest.

During 1997, the Partnership exercised its option to extend the maturity date of the junior mortgage loan collateralized by Marquette to September 30, 1998. Terms of the extension include interest payable monthly at an annualized rate equal to 30-day LIBOR plus 275 basis points and monthly principal amortization payments of $50,000. Terms of the loan include a prohibition on distributions to Limited Partners and a guarantee of repayment by the Partnership. This loan matures on September 30, 1998. The Partnership is currently negotiating for an extension of the maturity date of this loan. There can be no assurance that the financing efforts will be successful or that the provisions of the extension agreement will be similar to the terms currently governing this loan.

The Partnership has significant obligations during the remainder of the year. In addition to substantial payments due on the mortgage loans collateralized by the Partnership's properties, the junior mortgage loan collateralized by Marquette matures in September 1998. While the General Partner is currently attempting to extend the maturity date of this mortgage note there can be no assurance that such efforts will be successful. The Partnership anticipates incurring substantial capital and tenant improvement and leasing costs during 1998 in connection with the potential replacement of tenants together with ongoing required maintenance of the Partnership's properties. Net cash provided by operating activities might not be sufficient to meet the above capital expenditure requirements for the year ending December 31, 1998. As a result of this issue, together with the restriction on distributions to Limited Partners contained in the junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington, the General Partner believes that is in the best interest of the Partnership to retain all cash available. Accordingly distributions to Limited Partners continue to be suspended. Cash Flow (as defined in the Partnership Agreement) of $298,500 was retained to supplement working capital reserves.

The General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is not currently aware of any material contingencies related to this matter.

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

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be significantly less than such Limited Partners' original Capital Contributions. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                         By: FIRST CAPITAL FINANCIAL CORPORATION
                             GENERAL PARTNER

Date:  August 14, 1998   By: /s/ DOUGLAS CROCKER II
       ---------------       -------------------------------------
                                 DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  August 14, 1998   By: /s/ NORMAN M. FIELD
       ---------------       -------------------------------------
                                 NORMAN M. FIELD
                             Vice President - Finance and Treasurer

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the quarter ended June 30, 1998.