Form 10-Q
period 1998-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1998-11-13
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                   September 30, 1998
                           -----------------------------------------------------

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

               First Capital Income Properties, Ltd. - Series XI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                               36-3364279
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois          60606-2607
--------------------------------------------------------          ----------
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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                               Comparative Operating Results (a)
                                 For the               For the
                             Quarters Ended       Nine Months Ended
                            9/30/98   9/30/97    9/30/98    9/30/97
----------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $976,900  $941,400  $3,066,800 $3,019,400
----------------------------------------------------------------------
Property net (loss) income  $(69,700) $(49,600) $   64,700 $   (8,300)
----------------------------------------------------------------------
Average occupancy                82%       82%         81%        82%
----------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $771,700  $785,900  $2,338,200 $2,433,300
----------------------------------------------------------------------
Property net income         $ 77,300  $ 53,900  $  298,400 $  299,400
----------------------------------------------------------------------
Average occupancy                88%       96%         88%        96%
----------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $334,300  $340,300  $1,066,500 $  927,100
----------------------------------------------------------------------
Property net income (loss)  $ 11,900  $ 32,800  $   97,000 $ (124,900)
----------------------------------------------------------------------
Average occupancy                97%       96%         95%        95%
----------------------------------------------------------------------
REGENCY PARK SHOPPING CENTER (50%) (B)
Rental revenues                                            $  575,300
----------------------------------------------------------------------
Property net income                                        $  126,800
----------------------------------------------------------------------

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

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net (loss) for the Partnership diminished from $(134,900) for the quarter ended September 30, 1997 to $(137,200) for the quarter ended September 30, 1998. The decline was primarily due to diminished operating results at Prentice Plaza and Marquette Mall and Office Building ("Marquette"). The decline was partially offset by improved operating results at Burlington Office Center I, II and III ("Burlington").

Net income (loss) changed from $1,263,300 for the nine months ended September 30, 1997 to $(51,500) for the nine months ended September 30, 1998. The change was primarily due to the 1997 gain recorded on the sale of Regency. The change was also due to the absence of results in 1998 due to the sale of Regency. The change was partially offset by improved operating results at Marquette and Prentice Plaza. The change was also partially offset by an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment.

Net results, exclusive of Regency, improved by $332,600 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 and decreased by $11,400 for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1998.

The following comparative discussion excludes the operating results of Regency.

Rental revenues increased by $15,300 or 0.7% and $91,700 or 1.4% for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The increases were primarily due to an increase in base rental income at Prentice Plaza, which was due to an increase in rates charged to new and renewing tenants. The increase was partially offset by a decrease in base rental revenues at Burlington, which was due to the loss of a significant tenant at Burlington I. During the third quarter this vacant space was leased for five years. It is anticipated that during the fourth quarter the tenant will take possession and begin paying rent.

Interest expense on the Partnership's mortgage loans decreased by $14,400 and $117,500 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decrease for the nine-month periods under comparison was primarily due to the effects of the 1997 refinancing of the mortgage loan collateralized by Burlington, which resulted in a lower average interest rate. The effects of principal reductions on the mortgage loan collateralized by Marquette also contributed to the decreases for the quarterly and nine-month periods.

Repair and maintenance expense decreased by $42,700 and $78,700 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decreases were primarily due to a decrease in ongoing repairs to the roof at Marquette and the parking lots at Burlington and Marquette.

Real estate tax expense increased by $113,900 and $47,800 for the quarterly and nine-month periods under comparison, respectively. The increases were primarily due to an underestimate of 1997 real estate taxes for Marquette, adjusted during 1998. The increases were also due to an increase in the estimated 1998 taxes payable in 1999 due to the increase in Marquette's 1997 taxes.

Property operating expenses decreased by $14,700 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due a decrease in professional services at Marquette and utilities at Burlington. The decrease was partially offset by an increase in professional services at Burlington and utilities at Marquette.

Property operating expenses increased by $8,000 for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997. The increase was primarily the result of the increase in utilities at Marquette.

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

                                                Comparative Cash Flow Results
                                                  For the Nine Months Ended
                                                   9/30/98          9/30/97
--------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                                     $      251,800  $       441,500
Items of reconciliation:
 Scheduled principal payments on mortgage loans
  payable                                              806,300          440,400
 Decrease in current assets                            153,200          240,200
 (Decrease) in current liabilities                     (46,100)        (196,600)
--------------------------------------------------------------------------------
Net cash provided by operating activities       $    1,165,200  $       925,500
--------------------------------------------------------------------------------
Net cash provided by investing activities       $      991,300  $     8,463,400
--------------------------------------------------------------------------------
Net cash (used for) financing activities        $     (307,200) $    (7,539,500)
--------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $189,700 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily the result of an increase in principal payments on the Partnership's mortgage loan obligations. The decrease was also due to the absence of results from Regency, exclusive of depreciation and amortization, due to its sale in 1997. The decrease was partially offset by the increase in net results, exclusive of gain on sale of property and depreciation and amortization, as previously discussed.

The net increase in the Partnership's cash position of $1,849,300 for the nine months ended September 30, 1998 was primarily the result of the liquidation of investments in debt securities and cash provided by operating activities exceeding principal payments on mortgage loans payable. Liquid assets of the Partnership as of September 30, 1998 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $239,700 was primarily due to the increase in net cash provided by operating activities at Marquette and Prentice Plaza, as previously discussed.

Net cash provided by investing activities decreased by $7,472,100 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the 1997 sale of Regency. The decrease was partially offset by the liquidation of investments in debt securities and a decrease in payments for capital and tenant improvements and lease commissions. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1998, the Partnership spent $496,300 for capital and tenant improvements and leasing costs and has projected to spend approximately $525,000 during the remainder of 1998. Included in the projected amount are improvement and leasing costs of approximately $300,000 for Burlington and $200,000 for Prentice Plaza. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash used for financing activities decreased by $7,232,300 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the repayment of a mortgage loan with a portion of the proceeds from the sale of Regency. The decrease was partially offset by an increase in principal amortization payments on the mortgage loan collateralized by Marquette.

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

The junior mortgage collateralized by Marquette with a balance of $7,370,000 as of September 30, 1998, matures on March 31, 1999. The Partnership has the right to extend the maturity date for a term of six months, for a fee equal to 0.25% of the outstanding principal. The loan contains a prohibition on the payment of distributions to Partners and is recourse to the Partnership. The Partnership is currently evaluating possible alternative financing. There can be no assurance that the financing efforts will be successful.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and safety systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for other clients. The General Partner, on behalf of the Partnership, has been in close communications with each of these service providers regarding steps that are being taken to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of the inquiries, as well as a review of the disclosures by these service providers, the General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, government agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The Partnership continues to face significant short-term financial issues. In addition to substantial payment requirements on its mortgage loans collateralized by the Partnership's properties, the junior mortgage loan collateralized by Marquette matures in March 1999. While the Partnership has the option to extend the maturity date for six months, there can be no assurance that refinancing efforts will be successful after the extended maturity date. The Partnership anticipates incurring substantial capital and tenant improvement and leasing costs during the remainder of 1998 in connection with the replacement of tenants together with ongoing required maintenance of the Partnership's properties. Net cash provided by operating activities might not be sufficient to meet the above capital expenditure requirements for the year ending December 31, 1998. As a result of this issue, together with the prohibition on distributions to Limited Partners contained in the junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly distributions to Limited Partners continue to be suspended. Cash Flow (as defined in the Partnership Agreement) of $311,900 was retained to supplement working capital reserves.

The General Partner continues to review other sources of cash available to the Partnership, which include the possible refinancing or sale of certain of the Partnership properties. While there can be no assurance as to the timing or successful completion of any future transactions or as to the properties' future operating results, the General Partner currently believes that the amount of the Partnership's existing cash reserves, future Cash Flow (as defined in the Partnership Agreement) to be earned as well as additional proceeds to be received from any sale, disposition or refinancing of any properties or any mortgage loan modifications or extensions are sufficient to cover planned expenditures for the ensuing twelve month period.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1998      December 31,
                                                   (Unaudited)      1997
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 6,070,100  $ 6,070,100
 Buildings and improvements                         42,656,300   42,160,000
----------------------------------------------------------------------------
                                                    48,726,400   48,230,100
Accumulated depreciation and amortization          (16,842,100) (15,801,900)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     31,884,300   32,428,200
Cash and cash equivalents                            3,616,800    1,767,500
Investments in debt securities                                    1,487,600
Rents receivable                                       551,500      666,100
Other assets (including loan acquisition costs,
 net of accumulated amortization of $545,300 and
 $475,900, respectively)                               299,400      407,400
----------------------------------------------------------------------------
                                                   $36,352,000  $36,756,800
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                            $25,929,600  $26,735,900
 Front-End Fees Loan payable to Affiliate            8,295,200    8,295,200
 Accounts payable and accrued expenses               1,162,800    1,065,200
 Due to Affiliates, net                              1,773,700    1,311,500
 Security deposits                                     199,400      183,800
 Other liabilities                                      32,100      154,500
----------------------------------------------------------------------------
                                                    37,392,800   37,746,100
----------------------------------------------------------------------------
Partners' (deficit):
 General Partner (deficit)                          (1,040,800)    (989,300)
 Limited Partners (57,621 Units issued and
  outstanding)
----------------------------------------------------------------------------
                                                    (1,040,800)    (989,300)
----------------------------------------------------------------------------
                                                   $36,352,000  $36,756,800
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners    Total
------------------------------------------------------------------------------
Partners' (deficit),
 capital January 1, 1997                    $(2,270,200) $      0 $(2,270,200)
Net income for the year ended December 31,
 1997                                         1,280,900         0   1,280,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1997         (989,300)        0    (989,300)
Net (loss) for the nine months ended
 September 30, 1998                             (51,500)        0     (51,500)
------------------------------------------------------------------------------
Partners' (deficit), September 30, 1998     $(1,040,800) $      0 $(1,040,800)
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                        1998         1997
------------------------------------------------------------------------------
Income:
 Rental                                              $ 2,085,600  $ 2,069,100
 Interest:                                                48,500       41,200
------------------------------------------------------------------------------
                                                       2,134,100    2,110,300
------------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                             162,000      162,300
  Nonaffiliates                                          537,600      552,000
 Depreciation and amortization                           371,500      393,500
 Property operating:
  Affiliates                                              67,700      120,300
  Nonaffiliates                                          462,800      406,500
 Real estate taxes                                       374,300      260,500
 Insurance--Affiliate                                     28,600       28,400
 Repairs and maintenance                                 241,300      284,300
 General and administrative:
  Affiliates                                               5,700        8,500
  Nonaffiliates                                           19,800       19,800
 Additional expense of sale of property                                 9,100
------------------------------------------------------------------------------
                                                       2,271,300    2,245,200
------------------------------------------------------------------------------
Net (loss)                                           $  (137,200) $  (134,900)
------------------------------------------------------------------------------
Net (loss) allocated to General Partner              $  (137,200) $  (134,900)
------------------------------------------------------------------------------
Net (loss) allocated to Limited Partners             $         0  $         0
------------------------------------------------------------------------------
Net (loss) allocated to Limited Partners per Unit
 (57,621 Units outstanding)                          $      0.00  $      0.00
------------------------------------------------------------------------------

For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1998         1997
------------------------------------------------------------------------------
Income:
 Rental                                              $ 6,466,400  $ 6,959,400
 Interest                                                153,200       79,600
 Gain on sale of property                                           1,520,500
------------------------------------------------------------------------------
                                                       6,619,600    8,559,500
------------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                             483,500      478,200
  Nonaffiliates                                        1,574,200    1,955,000
 Depreciation and amortization                         1,109,600    1,139,100
 Property operating:
  Affiliates                                             133,100      239,700
  Nonaffiliates                                        1,438,300    1,429,800
 Real estate taxes                                       969,300      982,800
 Insurance--Affiliate                                     79,900       90,600
 Repairs and maintenance                                 735,500      847,300
 General and administrative:
  Affiliates                                              19,200       19,200
  Nonaffiliates                                          128,500      114,500
------------------------------------------------------------------------------
                                                       6,671,100    7,296,200
------------------------------------------------------------------------------
Net (loss) income                                    $   (51,500) $ 1,263,300
------------------------------------------------------------------------------
Net (loss) income allocated to General Partner       $   (51,500) $ 1,263,300
------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $         0  $         0
------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (57,621 Units outstanding)                     $      0.00  $      0.00
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1998        1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                     $  (51,500) $ 1,263,300
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                         1,109,600    1,139,100
  (Gain) on sale of property                                        (1,520,500)
  Changes in assets and liabilities:
  Decrease in rents receivable                            114,600      137,000
  Decrease in other assets                                 38,600      103,200
  Increase (decrease) in accounts payable and accrued
   expenses                                                97,600      (82,100)
  (Decrease) Increase in due to Affiliates                (21,300)      13,600
  (Decrease) in other liabilities                        (122,400)    (128,100)
-------------------------------------------------------------------------------
   Net cash provided by operating activities            1,165,200      925,500
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                                      9,296,800
 Decrease in investments in debt securities             1,487,600
 Payments for capital and tenant improvements            (496,300)    (708,400)
 (Increase) in escrow deposits                                        (125,000)
-------------------------------------------------------------------------------
   Net cash provided by investing activities              991,300    8,463,400
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from mortgage loan payable                                11,000,000
 Repayment of mortgage loans payable                               (18,413,600)
 Principal payments on mortgage loans payable            (806,300)    (440,400)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                               483,500      478,200
 Loan acquisition costs incurred                                      (153,100)
 Increase (decrease) in security deposits                  15,600      (10,600)
-------------------------------------------------------------------------------
   Net cash (used for) financing activities              (307,200)  (7,539,500)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents               1,849,300    1,849,400
Cash and cash equivalents at the beginning of the
 period                                                 1,767,500    1,372,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,616,800  $ 3,222,300
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period      $1,578,500  $ 2,095,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants' achieving specified targets only to the extent that such targets are attained.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property. The joint venture is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

Loan acquisition costs are amortized on the straight-line method over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1998, the General Partner was allocated 100% of the Net (Losses) of $(137,200) and $(51,500), respectively. No amounts will be allocated to Limited Partners until such time as the cumulative computation of Limited Partners' capital account would result in a positive balance.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                 Paid         (Receivable)
                                         Quarter  Nine Months   Payable
--------------------------------------------------------------------------
Property management and leasing fees     $ 41,000  $108,500    $  (39,000)
Interest expense on Front-End Fees loan
 (see Note 3)                                None      None     1,809,800
Reimbursement of property insurance
 premiums, at cost                         63,300    79,900          None
Legal                                      26,900    51,000          None
Reimbursement of expenses, at cost:
 --Accounting                               2,500    13,200         2,500
 --Investor communication                   1,000     2,100           400
--------------------------------------------------------------------------
                                         $134,700  $254,700    $1,773,700
--------------------------------------------------------------------------

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1998, MHC paid $26,200 and $55,900, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. During the nine months ended September 30, 1998, the Partnership and MHC reached an agreement extending their lease until May 31, 2003 and increasing their space by approximately 50%. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for fees ranging from 3% to 6% of gross rents received by the properties. In addition, Affiliates of the General Partner provide on-site property management, leasing and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual agreements.

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

As of September 30, 1998, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the nine months ended September 30, 1998 was 7.69%. As of September 30, 1997, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 72-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1998 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 1999, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of September 30, 1998, the amount of interest deferred pursuant to this modification was $1,809,800.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1998 and December 31, 1997 consisted of the following loans, which are non recourse to nor guaranteed by the Partnership unless otherwise disclosed:

                          Partnership's Share of        Average
    Property Pledged       Principal Balance at         Interest  Maturity
     as Collateral          9/30/98          12/31/97    Rate(b)    Date
---------------------------------------------------------------------------
Marquette Mall and        $ 2,014,600       $ 2,202,200  7.75%     7/1/2002
 Office Building              779,700           915,600  7.75%     7/1/2002
                            7,370,000(a)(c)   7,820,000  8.45%    3/31/1999
Burlington I, II and III
 Office Center             11,000,000(c)     11,000,000  7.56%    5/15/1999
Prentice Plaza (50%)        4,765,300         4,798,100  7.43%   12/19/2000
---------------------------------------------------------------------------
                          $25,929,600       $26,735,900
---------------------------------------------------------------------------

(a) The terms of the loan provide for monthly principal payments of $50,000 in addition to interest at 30 day LIBOR plus 275 basis points. The Partnership reached an agreement with the mortgagee to extend the term of the loan for six months and provided the Partnership with an option to extend for one additional six-month period.
(b) The average interest rate represents an average for the nine months ended September 30, 1998. Interest rates are subject to change in accordance with the provisions of the loan agreements. As of September 30, 1998, interest rates on the mortgage loans collateralized by Prentice Plaza, Burlington and the second mortgage collateralized by Marquette were 7.25%, 7.38% and 8.75%, respectively.
(c) Loan is recourse to the Partnership and prohibits distributions to Partners.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1997.

5. CONTINGENCY:

Marquette had been named in a cost recovery action related to a superfund site. In October 1998, this case was voluntarily dismissed by the plaintiff as a result of the Partnership showing that the disposal activities predated the Partnership's ownership of Marquette.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                               By:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Date:  November 13, 1998       By:  /s/  DOUGLAS CROCKER II
       -----------------            -------------------------------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date:  November 13, 1998       By:  /s/  NORMAN M. FIELD
       -----------------            --------------------------------------------
                                         NORMAN M. FIELD
                                    Vice President - Finance and Treasurer

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended September 30, 1998.