Form 10-K405
period 1998-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1999-03-26
CIK 771983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended                    December 31, 1998
                                ------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                           to
                                    ------------------------    ----------------

Commission File Number                                 0-15538
                                    --------------------------------------------


               First Capital Income Properties, Ltd. - Series XI
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Illinois                                  36-3364279
----------------------------------------      ----------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

       Two North Riverside Plaza,
      Suite 1000, Chicago, Illinois                      60606-2607
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
 including area code                                   (312) 207-0020
                                              ----------------------------------

Securities registered  pursuant to
 Section 12(b) of the Act:                                   NONE
                                              ----------------------------------

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

The Partnership was formed to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate. From May 1986 to September 1989, the Partnership: 1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property. The joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1998, the Partnership, with its respective joint venture partners, has dissolved two 50% joint ventures and the four joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

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

As of March 1, 1999, there were 26 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1998, the Partnership owned directly or through joint ventures, the following three properties, all of which were owned in fee simple and encumbered by mortgages. For details of the material terms of the mortgages, refer to Note 4 of Notes to Financial Statements.

                                                                                       Net Leasable             Number of
              Property Name                            Location                        Sq. Footage             Tenants (c)
------------------------------------------     ------------------------         -----------------------    -------------------
Shopping Center:
----------------
Marquette Mall and Office Building              Michigan City, Indiana                    398,104                 87 (1)

Office Buildings:
-----------------
Burlington Office Center I, II and III (d)      Ann Arbor, Michigan                       173,215                 33 (4)


Prentice Plaza (50%)                            Englewood, Colorado                       157,311                 32 (1)


a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. The Partnership's portion of real estate taxes for Marquette Mall and Office Building ("Marquette"), Burlington Office Center I, II and III ("Burlington") and Prentice Plaza was $606,800, $448,200 and $233,100, respectively, for the year ended December 31, 1998. In the opinion of the General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the property.

d) The Partnership owns a 70% preferred majority undivided interest in a joint venture which owns this property.

------  ----------

The following table presents each of the Partnership's property's occupancy rates as of December 31 for each of the last five years:

    Property Name                1998              1997             1996              1995             1994
----------------------         ---------        ----------      ------------      ------------     ------------

Marquette                         82%               80%              83%               83%              79%

Burlington                        88%               97%              96%               78%              91%

Prentice Plaza                   100%               95%              98%               99%              97%


The amounts in the following table represent each of the Partnership's property's average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

    Property Name               1998             1997            1996              1995            1994
----------------------      -----------      -----------      ----------       -----------      -----------

Marquette                      $ 7.08           $ 7.17           $ 6.90           $ 6.74           $ 6.85

Burlington                     $17.83           $17.58           $17.32           $18.04           $17.23

Prentice Plaza                 $17.48           $15.68           $14.91           $14.31           $13.65

------- ----------

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the leasable square footage at each of the Partnership's properties:


                                       Partnership's Share of per                              Percentage           Renewal
                                        annum Base Rents (a) for                                 of Net             Options
                                 --------------------------------------                         Leasable            (Renewal
                                                        Final Twelve       Expiration        Square Footage         Options /
                                       1999            Months of Lease    Date of Lease         Occupied              Year
                                 ----------------     -----------------   -------------      --------------    ----------------

Marquette
---------

J.C. Penney
(department store)               $        139,000     $         139,000      1/31/2003             28%                 4 / 5


Burlington
----------

Network Express, Inc.
(telecommunications company)     $        375,700     $         375,700      7/31/2000             12%                 1 / 3

Washtenaw Mortgage Company
(mortgage broker)                $        224,400               284,200      8/31/2001             10%                  None
University of Michigan
(spinal research)                $        357,000     $         375,100      9/30/2003             11%                  None
Dykema Gossett
(law firm)                       $        333,300     $         338,800      3/31/2001             10%                 1 / 5


Prentice Plaza
--------------

ANTEC
(design, engineering,
 manufacturing and
 distribution of cable
 television products)            $        113,200     $         150,900      9/30/1999             11%                  None


(a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1999 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

------- ----------

The amounts in the following table represent the Partnership's portion of income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2008:

                                                                Base Rents in
                        Number                                     Year of              % of Total
     Year             of Tenants           Square Feet          Expiration (a)         Base Rents (b)
--------------    -----------------    -----------------    --------------------     ---------------
     1999                 65                 141,377                $946,400               16.84%
     2000                 34                 107,023                $939,000               21.58%
     2001                 22                  75,564                $682,800               23.32%
     2002                  7                  33,485                $346,900               16.06%
     2003                  9                 165,137                $666,900               45.90%
     2004                  6                   9,109                $166,200               22.03%
     2005                  3                  29,055                $101,500               16.96%
     2006                  0                    None                    None                   0%
     2007                  2                  83,480                $ 31,000                7.22%
     2008                  3                  23,652                $314,200               84.22%


a) Represents the amount of base rents to be collected each year on expiring leases.

b) Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) In July 1998, the Partnership was named as a defendant in a cost recovery action for a superfund site related to Marquette. In October 1998, the case against the Partnership was voluntarily dismissed by the plaintiff as a result of the Partnership demonstrating that all of the disposal activities predated the Partnership's ownership of Marquette.

With the exception of the above, the Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1998.

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

As of March 1, 1999, there were 4,532 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                        For the Years Ended December 31,
                          -------------------------------------------------------------
                             1998        1997        1996        1995          1994
----------------------------------------------------------------------------------------
Total revenues            $ 9,134,200 $10,926,100 $11,264,700 $10,436,500  $ 10,995,500
Net income (loss)         $   214,100 $ 1,280,900 $   241,900 $(7,553,400) $(10,580,500)
Net income (loss)
 allocated to Limited
 Partners                        None        None        None $(5,330,200) $(10,474,700)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (57,621 Units
 outstanding)                    None        None        None $    (92.50) $    (181.79)
Total assets              $36,930,500 $36,756,800 $43,459,800 $49,323,600  $ 55,551,600
Mortgage loans payable    $25,646,200 $26,735,900 $34,803,200 $41,189,600  $ 40,369,100
Front-End Fees loan
 payable to Affiliate
 (a)                      $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200  $  8,295,200
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $31,663,000 $32,428,200 $40,962,400 $46,724,100  $ 52,648,100
Number of real property
 interests owned at
 December 31                        3           3           4           5             5
----------------------------------------------------------------------------------------

(a) Excludes deferred interest payable.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                       For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------
Cash Flow (deficit) (as
 defined in the
 Partnership Agreement)
 (a)                      $   615,700  $   534,600  $   152,200  $  (241,700) $    18,900
Items of reconciliation:
 Principal payments on
  mortgage loans payable    1,089,700      653,700      923,200      630,100      551,700
 Changes in current
  assets and
  liabilities:
 (Increase) decrease in
  current assets             (130,800)      48,200       64,100      (53,800)     304,900
 Increase (decrease) in
  current liabilities         380,800     (256,800)     (31,500)    (100,700)    (125,600)
------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,955,400  $   979,700  $ 1,108,000  $   233,900  $   749,900
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $(2,141,600) $ 6,925,100  $ 4,810,400  $(1,227,500) $ 3,392,500
------------------------------------------------------------------------------------------
Net cash (used for)
 provided by financing
 activities               $  (421,200) $(7,580,200) $(5,877,100) $   712,600  $(3,981,900)
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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. Through December 31, 1998 the Partnership, with its respective joint venture partners, has dissolved two joint ventures with a 50% interest in real property and the four joint ventures with 50% preferred majority interests in real property as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1998, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                      Comparative Operating Results
                                   (a)
                     For the Years Ended December 31,
                     --------------------------------
                        1998       1997       1996
-----------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues      $4,319,600 $4,141,100 $4,141,000
-----------------------------------------------------
Property net income  $  291,900 $   99,400 $  131,100
-----------------------------------------------------
Average occupancy           81%        82%        83%
-----------------------------------------------------

                             Comparative Operating Results
                                          (a)
                            For the Years Ended December 31,
                            ---------------------------------
                               1998       1997        1996
--------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues             $3,075,400 $3,231,700  $2,766,400
--------------------------------------------------------------
Property net income (loss)  $  291,000 $  337,200  $ (180,200)
--------------------------------------------------------------
Average occupancy                  88%        96%         84%
--------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues             $1,468,600 $1,253,500  $1,270,700
--------------------------------------------------------------
Property net income (loss)  $  173,200 $ (114,800) $  (19,900)
--------------------------------------------------------------
Average occupancy                  96%        96%         99%
--------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues                        $  570,000  $2,208,100
--------------------------------------------------------------
Property net income                    $   35,700  $  265,800
--------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

(b) Sold Properties includes the results of Regency Park Shopping Center ("Regency"), sold in 1997, and Sentry Park West Office Campus ("Sentry West"), sold in 1996. Property net income excludes the gains recorded on these sales (see Note 7 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income decreased by $1,066,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the 1997 gain recorded on the sale of Regency. The decrease was also due to the absence of operating results in 1998 due to the sale of Regency. The decrease was partially offset by improved operating results at Marquette Mall and Office Building ("Marquette") and Prentice Plaza.

Net results, exclusive of Sold Properties, changed from $(353,600) for the year ended December 31, 1997 to $214,100 for the year ended December 31, 1998. The change was primarily due to the improved operating results at Marquette and Prentice Plaza. The change was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. The change was partially offset by diminished operating results at Burlington Office Center I, II & III ("Burlington").

The following comparative discussion excludes the results of Sold Properties.

Rental revenues increased by $237,300 or 2.8% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

increase in base rental income at Prentice Plaza, which was due to an increase in rates charged to new and renewing tenants. The increase was also due to an increase in tenant expense reimbursements at Marquette. The increase was partially offset by a decrease in base rental revenues at Burlington, which was due to the loss of a significant tenant at Burlington I. During the third quarter of 1998, this vacant space was leased for five years. The tenant began paying rent during December.

Mortgage interest expense decreased by $160,600 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the effects of the 1997 refinancing of the mortgage loan collateralized by Burlington, which resulted in a lower average interest rate. The effects of principal reductions on the mortgage loans collateralized by Marquette also contributed to the decrease.

Repair and maintenance expense decreased by $55,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to a decrease in costs associated with snow removal at Burlington and in general repairs to the elevators and HVAC at Prentice Plaza.

Real estate tax expense increased by $85,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an underestimate of 1997 real estate taxes for Marquette, adjusted during 1998. The increase was also due to an increase in real estate taxes at Marquette. The increase was partially offset by a decrease in real estate taxes at Prentice Plaza.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $1,039,000 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to a larger gain recorded in 1997 on the sale of Regency when compared to the gain recorded on the 1996 sale of Sentry West. Also contributing to the increase was improved operating results at Burlington. The increase was partially offset by the absence of operating results in 1997 due to the 1996 sale of Sentry West.

Net operating results, exclusive of the gains on sale and operating results of the Sold Properties, improved by $486,400. The improvement was primarily due to the improved operating results at Burlington. Also contributing to the improvement was an increase in interest income earned on the Partnership's short-term investments resulting from the proceeds from the sale of Regency being added to the amounts available for investment. Partially offsetting the improvement was diminished operating results at Prentice Plaza and Marquette.

The following comparative discussion excludes the results of the Sold
Properties.

Rental revenues increased by $448,200 or 5.5% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the increase in base rental income at Burlington which was due to the successful leasing of the majority of the vacant space in Burlington III during 1996. Also contributing to the increase was a receipt in 1997 of consideration for an early lease termination at Prentice Plaza. The increase was partially offset by a decrease in tenant expense reimbursements at Prentice Plaza due to the successful appeal of 1996 real estate taxes which resulted in a 1997 credit against amounts due from tenants for tenant expense reimbursements.

Interest expense decreased by $170,300 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in the average effective interest rate on the mortgage loan collateralized by Burlington.

Real estate tax expense increased by $37,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the 1996 receipt of refunds for 1995 real estate taxes at Prentice Plaza. Refunds received in 1997 at Prentice Plaza for 1996 taxes were offset by a significant increase in real estate taxes which was due to a reassessment of the taxing authorities value of Prentice Plaza. Partially offsetting the increase was a decrease in expense at Marquette, which was due to an overestimate of 1996 real estate taxes, adjusted in 1997.

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

Property operating expenses increased by $52,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to an increase in professional services, advertising and promotional expenses at Marquette. The increase in professional services at Marquette was due to expenses incurred in the exploration of a possible sale and/or refinancing of the property.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flows provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

The increase in Cash Flow (as defined in the Partnership Agreement) of $81,100 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the improvement in operating results, as previously discussed, exclusive of depreciation, amortization and gain on the sale of property. The increase was partially offset by an increase in regularly scheduled principal payments made on the Partnership's mortgage loans.

The decrease of $607,400 in the Partnership's cash position for the year ended December 31, 1998 was primarily the result of payments for capital and tenant improvements, principal amortization of mortgage debt and investments in debt securities exceeding net cash provided by operating activities. The liquid assets of the Partnership as of December 31, 1998 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $975,700 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was due to improved operating results, exclusive of depreciation, amortization and gain on sale of property, as previously discussed. The increase was also due to the timing of the payment of certain expenses at Burlington.

Net cash provided by (used for) investing activities changed from $6,995,100 for the year ended December 31, 1997 to $(2,141,600) for the year ended December 31, 1998. The change was primarily due to proceeds received in 1997 from the sale of Regency.

Investments in debt securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1998, the Partnership spent $633,500 for building and tenant improvements and leasing costs and has budgeted to spend approximately $400,000 during 1999. Included in the 1999 budget are building and tenant improvements and leasing costs of approximately $200,000 at Marquette and $175,000 at Prentice Plaza. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash used for financing activities decreased by $7,159,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the 1997 repayment of a mortgage loan with a portion of the proceeds from the sale of Regency. The decrease was partially offset by an increase in principal amortization payments on the mortgage loans collateralized by Marquette.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement with an Affiliate of the General Partner, the Partnership has the option to defer payment of interest on this loan for an 84-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1999 may be borrowed from this Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and is not subordinated to payment of Original Capital Contributions to Limited Partners. As of December 31, 1998, the Partnership has deferred the payment of $1,967,000 of interest.

The junior mortgage collateralized by Marquette with a balance of $7,220,000 as of December 31, 1998, matures on September 30, 1999. This loan contains a prohibition on the payment of distributions to Partners and is recourse to the Partnership. The Partnership is currently evaluating possible alternative financing. There can be no assurance that these efforts will be successful.

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

The Partnership continues to face significant short-term financial issues. In addition to substantial payment requirements on its mortgage loans collateralized by the Partnership's properties, the junior mortgage loan collateralized by Marquette matures in September 1999. Failure to secure a replacement mortgage or generate sufficient cash to repay the mortgage at its maturity date could result in the current lender foreclosing on the property. The Partnership anticipates incurring substantial capital and tenant improvement and leasing costs during 1999 in connection with ongoing required maintenance of the Partnership's properties. Net cash provided by operating activities might not be sufficient to meet the above capital expenditure requirements for the year ending December 31, 1999. As a result of this issue, together with the prohibition on distributions to Limited Partners contained in the junior mortgage loan collateralized by Marquette and the mortgage loan collateralized by Burlington, the General Partner believes that it is in the best interest of the Partnership to retain all cash available. Accordingly distributions to Limited Partners continue to be suspended. For the year ended December 31, 1998, Cash Flow (as defined in the Partnership Agreement) of $615,700 was retained to supplement working capital reserves.

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

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate debt outstanding as of December 31, 1998, for every 1% change in interest rates, the Partnership's annual interest expense would change by $229,700. Due to the timing of the maturities and liquid nature of its investments in debt securities, the Partnership believes that it does not have material risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------


(a) & (e)  DIRECTORS
           ---------


  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.


       Name                                                Office
       ----                                                ------
  Douglas Crocker II...................................... Director
  Sheli Z. Rosenberg...................................... Director


  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc., and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

--------  --------------------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------


  The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.


       Name                                                Office
       ----                                                ------

  Douglas Crocker II ................................  President and Chief
                                                       Executive Officer

  Donald J. Liebentritt..............................  Vice President

  Norman M. Field....................................  Vice President - Finance
                                                       and Treasurer


  PRESIDENT AND CEO - See Table of Directors above.

  Donald J. Liebentritt, 48, has been Vice President of the General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 50, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.



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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a - d)  As stated in Item 10, the Partnership has no officers or directors.
     Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the General Partner and its Affiliates do compensate its directors and officers.


For additional information see Item 13 Certain Relationships and Related Transactions.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------


(a) As of March 1, 1999, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 57,621 Units then outstanding.


(b) The Partnership has no directors or executive officers. As of March 1, 1999, the executive officers and directors of the General Partner, as a group, did not own any Units.


(c) None.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------


(a) Affiliates of the General Partner, provide leasing, property management and supervisory services to the Partnership. Compensation to the General Partner, its Affiliates and all other parties for property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions in the same geographic area and for a comparable property or 6% of the gross receipts from the property being managed where the General Partner or Affiliate provides leasing, re-leasing and leasing related services, or 3% of gross receipts where the General Partner or Affiliate does not perform leasing, re-leasing and leasing related services and, in that event, may pay an unaffiliated party for leasing services to the Partnership in an amount not to exceed the compensation customarily charged in arm's-length transactions by persons rendering similar services as an ongoing public entity in the same geographic location for a comparable property. During the year ended December 31, 1998, these Affiliates were entitled to leasing fees and property management and supervisory fees of $85,800. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $128,700 for insurance, personnel and other services. As of December 31, 1998, $3,800 of these fees and reimbursements due to Affiliates were unpaid and $15,500 was due from Affiliates. Services provided by Affiliates are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.



    For the year ended December 31, 1998 an Affiliate of the General Partner was entitled to interest on the Partnership's Front-End Fees loan in the amount of $640,800. In accordance with the Partnership Agreement, neither the General Partner nor its Affiliates shall lend money to the Partnership with interest rates and other finance charges and fees in excess of the lesser of the amounts that are charged by unrelated lending institutions on comparable loans for the same purpose in the same locality or 2% above the prime rate of interest charged by Chase Manhattan Bank.



    Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Partnership has the option to defer payment of interest on this loan, for an 84-month period beginning January 1, 1993. All deferred amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to repayment to the Limited Partners of their Original Capital Contributions. Beginning with the interest payment due on January 1, 1996, the Partnership elected to defer payment of interest. As of December 31, 1998, the total deferred interest was $1,967,000.

-------  ----------------------------------------------------------

     In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998, the General Partner was allocated Net Profits of $214,100.

     ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1998, the Partnership's share of ANTEC's rent was $177,800. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

     Manufactured Homes Communities Inc. ("MHC") a real estate investment trust which is in the business of owning and operating mobile home communities, an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the year ended December 31, 1998, the Partnership's share of MHC's rent was $39,000. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President, is a Principal and the Chairman of the Board of Rosenberg. For the year ended December 31, 1998, Rosenberg was entitled to $91,600 for legal fees from the Partnership. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated parties. As of December 31, 1998, $1,500 is due to Rosenberg.

(c)  No management person is indebted to the Partnership.


(d)  None


                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI


                         BY:  FIRST CAPITAL FINANCIAL CORPORATION
                              GENERAL PARTNER


Dated:  March 26, 1999   By:  /s/ DOUGLAS CROCKER II
        --------------        -----------------------------------------
                                  DOUGLAS CROCKER II
                                  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ DOUGLAS CROCKER II        March 26, 1999  President, Chief Executive
----------------------------  --------------  Officer and Director of the
    DOUGLAS CROCKER II                        General Partner


/s/ SHELI Z. ROSENBERG        March 26, 1999  Director of the General Partner
----------------------------  --------------
    SHELI Z. ROSENBERG

/s/ DONALD J. LIEBENTRITT     March 26, 1999  Vice President
----------------------------  --------------
    DONALD J. LIEBENTRITT

/s/ NORMAN M. FIELD           March 26, 1999  Vice President - Finance and
----------------------------  --------------  Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                     Pages
                                                                 -------------

Report of Independent Auditors                                      A-2

Balance Sheets as of December 31, 1998 and 1997                     A-3

Statements of Partners' (Deficit) for the Years
 Ended December 31, 1998, 1997 and 1996                             A-3

Statements of Income and Expenses for the Years
 Ended December 31, 1998, 1997 and 1996                             A-4

Statements of Cash Flows for the Years Ended
 December 31, 1998, 1997 and 1996                                   A-4

Notes to Financial Statements                                    A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation
 as of December 31, 1998                                         A-9 and A-10

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4)  First Amended and Restated Certificate and Agreement of
-----------------
Limited Partnership as set forth on pages A-1 through A-34 of the Partnership's definitive Prospectus dated September 12, 1985; Registration Statement No. 2-98749, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10)  Material Contracts
------------
Lease agreement for a tenant at Burlington Office Park I, II & III, one of the Partnership's most significant properties attached as an exhibit to this Report on Form 10-K.

Real Estate Sale Agreement and Closing Documents for the sale of the Partnership's investment in Regency Park Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on June 26, 1997 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------
The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                         REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series XI
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series XI as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series XI at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                      1998          1997
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $  6,070,100  $  6,070,100
 Buildings and improvements                         42,793,500    42,160,000
-----------------------------------------------------------------------------
                                                    48,863,600    48,230,100
Accumulated depreciation and amortization          (17,200,600)  (15,801,900)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     31,663,000    32,428,200
Cash and cash equivalents                            1,160,100     1,767,500
Investments in debt securities                       2,995,700     1,487,600
Rents receivable                                       811,900       666,100
Other assets (including loan acquisition costs,
 net of accumulated amortization of $568,500 and
 $475,900, respectively)                               299,800       407,400
-----------------------------------------------------------------------------
                                                  $ 36,930,500  $ 36,756,800
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                           $ 25,646,200  $ 26,735,900
 Front-End Fees loan payable to Affiliate            8,295,200     8,295,200
 Accounts payable and accrued expenses               1,294,100     1,065,200
 Due to Affiliates, net                              1,956,800     1,311,500
 Security deposits                                     211,500       183,800
 Other liabilities                                     301,900       154,500
-----------------------------------------------------------------------------
                                                    37,705,700    37,746,100
-----------------------------------------------------------------------------
 Partners' (deficit):
 General Partner (deficit)                            (775,200)     (989,300)
 Limited Partners (57,621 Units issued and
  outstanding)
-----------------------------------------------------------------------------
                                                      (775,200)     (989,300)
-----------------------------------------------------------------------------
                                                  $ 36,930,500  $ 36,756,800
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' (DEFICIT)
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                              General    Limited
                                              Partner    Partners    Total
------------------------------------------------------------------------------
Partners' (deficit), January 1, 1996        $(2,512,100)   $ 0    $(2,512,100)
Net income for the year ended December 31,
 1996                                           241,900      0        241,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1996       (2,270,200)     0     (2,270,200)
Net income for the year ended December 31,
 1997                                         1,280,900      0      1,280,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1997         (989,300)     0       (989,300)
Net income for the year ended December 31,
 1998                                           214,100      0        214,100
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1998      $  (775,200)   $ 0    $  (775,200)
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                               1998       1997       1996
-----------------------------------------------------------------------------
Income:
 Rental                                     $8,934,600 $9,201,000 $10,386,100
 Interest                                      199,600    126,300      62,500
 Gain on sale of properties                             1,598,800     816,100
-----------------------------------------------------------------------------
                                             9,134,200 10,926,100  11,264,700
-----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                                     640,800    642,700     626,600
 Nonaffiliates                               2,070,700  2,573,000   3,249,100
 Depreciation and amortization               1,491,300  1,506,200   1,649,600
 Property operating:
 Affiliates                                    166,600    269,800     575,200
 Nonaffiliates                               1,992,200  2,014,100   1,972,300
 Real estate taxes                           1,288,000  1,264,300   1,382,300
 Insurance--Affiliate                          104,200    118,200     140,500
 Repairs and maintenance                     1,003,500  1,096,300   1,242,700
 General and administrative:
 Affiliates                                     27,800     28,000      37,800
 Nonaffiliates                                 135,000    132,600     146,700
-----------------------------------------------------------------------------
                                             8,920,100  9,645,200  11,022,800
-----------------------------------------------------------------------------
Net income                                  $  214,100 $1,280,900 $   241,900
-----------------------------------------------------------------------------
Net income allocated to General Partner     $  214,100 $1,280,900 $   241,900
-----------------------------------------------------------------------------
Net allocated to Limited Partners           $        0 $        0 $         0
-----------------------------------------------------------------------------
Net allocated to Limited Partners per Unit
 (57,621 Units outstanding)                 $        0 $        0 $         0
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                            1998         1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                              $   214,100  $ 1,280,900  $   241,900
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Depreciation and amortization             1,491,300    1,506,200    1,649,600
 (Gain) on sale of properties                          (1,598,800)    (816,100)
 Changes in assets and liabilities:
  (Increase) decrease in rents
   receivable                               (145,800)     (41,700)       2,400
  Decrease in other assets                    15,000       89,900       61,700
  Increase (decrease) in accounts
   payable and accrued expenses              228,900     (195,500)     (39,700)
  Increase (decrease) in due to
   Affiliates                                  4,500      (76,800)       4,300
  Increase in other liabilities              147,400       15,500        3,900
-------------------------------------------------------------------------------
   Net cash provided by operating
    activities                             1,955,400      979,700    1,108,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial
  rental properties                                     9,375,100    5,606,600
 Payments for building and tenant
  improvements                              (633,500)    (892,400)    (875,900)
 (Increase) in investments in debt
  securities, net                         (1,508,100)  (1,487,600)
 Maturity of restricted certificate of
  deposit                                                               79,700
-------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                  (2,141,600)   6,995,100    4,810,400
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                 (1,089,700)    (653,700)  (1,817,700)
 Repayment of mortgage loans payable                  (18,413,600)  (4,568,700)
 Proceeds from mortgage loan payable                   11,000,000
 Interest deferred on Front-End Fees
  loan payable to Affiliiate                 640,800      642,700      626,600
 Payment of loan acquisition or
  extension fees                                         (153,100)    (102,900)
 Increase (decrease) in security
  deposits                                    27,700       (2,500)     (14,400)
-------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                              (421,200)  (7,580,200)  (5,877,100)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                           (607,400)     394,600       41,300
Cash and cash equivalents at the
 beginning of the year                     1,767,500    1,372,900    1,331,600
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $ 1,160,100  $ 1,767,500  $ 1,372,900
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year           $ 2,072,100  $ 2,786,800  $ 3,293,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1998

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

ORGANIZATION:
The Partnership was formed on May 24, 1985, by the filing of a Certificate and Agreement of Limited Partnership with the Recorder of Deeds of Cook County, Illinois, and commenced the Offering of Units on September 12, 1985. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 50,000 Units (with the General Partner's option to increase to 100,000 Units) and not less than 1,400 Units pursuant to the Prospectus. On December 3, 1985, the required minimum subscription level was reached and the Partnership's operations commenced. The General Partner exercised its option to increase the Offering to 100,000 Units and the Partnership Agreement was subsequently amended to extend the Offering until March 31, 1987, through which date 57,621 Units were sold. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of application. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position. The Partnership has one tenant who occupies 15% of the Partnership's rental space at the Partnership's properties.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2015. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income which is contingent upon tenants' achieving specified targets only to the extent that such targets are attained.

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

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in Prentice Plaza. This joint venture is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their income tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the individual Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair value. All of these securities had a maturity of less than one year when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain of its properties. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:
In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1998 the General Partner was allocated 100% of Net Profits of $214,100. For the year ended December 31, 1997, the General Partner was allocated 100% of the Net Profits of $1,280,900 which included the gain on the sale of property of $1,598,800. For the year ended December 31, 1996, the General Partner was allocated 100% of the Net Profits of $241,900 which included the gain on the sale of property of $816,100. No amounts will be allocated to Limited Partners until such time as the cumulative computation of Limited Partners' capital account would result in a positive balance.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates were as follows:

                                     For the Years Ended December 31,
                         -----------------------------------------------------------
                                1998                 1997                1996
                         -------------------  -------------------  -----------------
                           Paid    Payable      Paid    Payable      Paid   Payable
------------------------------------------------------------------------------------
Property management and
 leasing fees            $ 85,300 $  (15,500) $263,600 $  (16,000) $498,700 $ 51,700
Interest expense on
 Front-End Fees loan
 (Note 3)                    None  1,967,000      None  1,326,300      None  683,600
Reimbursement of
 property insurance
 premiums                 104,100       None   118,200       None   140,500     None
Legal                      90,100      1,500   138,800       None   129,300    7,000
Reimbursement of
 expenses, at cost:
 --Accounting              18,500      3,200    20,400      1,100    33,300    3,100
 --Investor
  communication             3,500        600     2,900        100     5,100      200
------------------------------------------------------------------------------------
                         $301,500 $1,956,800  $543,900 $1,311,500  $806,900 $745,600
------------------------------------------------------------------------------------

The variance between the amounts listed in the above table and the Statement of Income and Expense is due to capitalized legal costs.

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1998, 1997 and 1996, the Partnership's share of ANTEC's rent and reimbursement of expenses was $177,800, $137,000 and $293,400, respectively. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and is in the business of owning and operating mobile home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1998, 1997 and 1996, the Partnership's share of MHC's rent and reimbursement of expenses was $39,000, $21,800 and $29,800, respectively. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

As of December 31, 1998, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan agreement. The weighted average interest rate for the year ended December 31, 1998 was 7.72%. As of December 31, 1998, the interest rate was 7.63%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for an 84-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to payment of Original Capital Contribution to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership elected to defer payment of interest. As of December 31, 1998, the amount of interest deferred pursuant to this modification was $1,967,000.

4. MORTGAGE LOANS PAYABLE:
Mortgage loans payable at December 31, 1998 and 1997 consisted of the following loans which are non-recourse unless otherwise noted:

Property                   Principal Balance at         Average                          Estimated
Pledged as                ----------------------------- Interest  Maturity     Periodic   Balloon
Collateral                                              Rate (a)    Date       Payment  Payment (b)
                12/31/98     12/31/97
---------------------------------------------------------------------------------------------------
Marquette Mall and
 Office Building          $ 1,941,800       $ 2,202,200  7.75%     7/1/2002    $37,142  $   759,100
                              730,000           915,600  7.75%     7/1/2002    $21,458         None
                            7,220,000(c)(d)   7,820,000  8.38%    9/30/1999        (c)          (c)
Burlington I, II and III
 Office Center             11,000,000(d)     11,000,000  7.38%    5/15/1999(e)     (g)  $11,000,000
Prentice Plaza (50%)        4,754,400         4,798,100  7.50%   12/19/2000        (f)  $ 4,655,200
---------------------------------------------------------------------------------------------------
                          $25,646,200       $26,735,900
---------------------------------------------------------------------------------------------------

(a) The average interest rate represents an average for the year ended December 31, 1998. Interest rates are subject to change in accordance with the provisions of the loan agreements on Marquette's junior mortgage loan, Burlington's and Prentice Plaza's mortgage loans. As of December 31, 1998, interest rates on the Marquette junior loan and the Burlington and Prentice Plaza loans were 8.38%, 7.25% and 7.87%, respectively.
(b) Repayment may require sale or refinancing of the respective property.
(c) On September 30, 1998, the Partnership exercised its option to extend the maturity date of the junior mortgage loan collateralized by Marquette. Significant terms include a 0.5% extension fee, interest at 30-day LIBOR plus 275 basis points and monthly principal amortization payments of $50,000. Additional terms include a maturity date of September 30, 1999 and a prohibition on distributions to Partners of the Partnership.
(d) Loan is recourse to the Partnership and prohibits distributions to Partners.
(e) In March, 1999, the Partnership exercised its option to extend the maturity date of this loan to May 15, 2000.
(f) In addition to monthly interest, monthly principal payments of $3,960 and $4,305 are required commencing on January 1 of 1999 and 2000, respectively.
(g) Interest only payments due monthly.

Principal amortization of mortgage loans payable for the duration of the loans based on their terms as of December 31, 1998 was as follows:

                    1999  $18,781,600
                    2000    5,262,300
                    2001      600,100
                    2002    1,002,200
                             --------
                          $25,646,200
                             --------

5. FUTURE MINIMUM RENTS:
The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1998 was as follows:

                    1999        $ 5,619,700
                    2000          4,352,200
                    2001          2,928,000
                    2002          2,159,700
                    2003          1,452,900
                    Thereafter    3,075,200
                             --------------
                                $19,587,700
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rents. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements, (ii) parking income and (iii) percentage rents. Percentage rents earned for the years ended December 31, 1998, 1997 and 1996 were $396,800, $271,500 and $245,100, respectively.

6. INCOME TAX:
The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the year ended December 31, 1998, the results for income tax reporting purposes was net income of $30,900. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1998 was $59,463,600.

7. PROPERTY SALES:
On June 16, 1997, a joint venture in which the Partnership owned a 50% interest sold Regency for a sale price of $19,325,000, of which the Partnership's share was $9,662,500. The Partnership's share of net proceeds from this transaction was $1,735,600, which is net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $1,598,800 for the year ended December 31, 1997 in connection with this sale. Net proceeds received from this transaction were retained to supplement working capital reserves. For income tax purposes the Partnership reported a (loss) of $(4,631,700) for the year ended December 31, 1997.

On August 28, 1996, the joint venture which owned Sentry West consummated the sale of Sentry West for a price of $11,650,000. The Partnership's 50% share of the proceeds from this transaction, which was net of selling expenses and the repayment of the mortgage loan for Sentry West was approximately $894,500. Pursuant to an agreement with the junior mortgage lender for Marquette, the Partnership's entire share of the net proceeds from this sale was used to paydown the principal balance of the junior mortgage loan collateralized by Marquette. The net gain reported by the Partnership for financial statement purposes was $816,100. For income tax purposes the Partnership reported a
(loss) of $(4,758,200) for the year ended December 31, 1996 in connection with this sale.

All of the above sales were all-cash transactions, with no further involvement on the part of the Partnership.

8. CONTINGENCY:
In July 1998, the Partnership was named as a defendant in a cost recovery action for a superfund site related to Marquette. In October 1998, the case against the Partnership was voluntarily dismissed by the plaintiff as a result of the Partnership demonstrating that all of the disposal activities predated the Partnership's ownership of Marquette.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1998

       Column A            Column B           Column C                  Column D                        Column E
----------------------  ------------- ------------------------- ------------------------  --------------------------------------
                                             Initial cost           Costs capitalized              Gross amount at which
                                            to Partnership      subsequent to acquisition       carried at close of period
                                      ------------------------- ------------------------- --------------------------------------
                                                     Buildings                                           Buildings
                                                        and                                                 and
                            Encum-                   Improve-     Improve-     Carrying                  Improve-
      Description           brances        Land        ments       ments       Costs (1)      Land         ments    Total (2)(3)
----------------------   ------------  ----------- ------------ -----------  ------------ -----------  ------------ ------------
Shopping Center:
Marquette Mall
  and Office Building
  (Michigan City, IN)
  (100% Interest)        $  9,891,800  $ 2,000,000 $ 20,306,700 $ 3,947,700  $    164,800 $ 1,930,500  $ 17,319,200 $ 19,249,700 (4)

Office Buildings:
Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)
  (100% Interest)          11,000,000    3,000,000   17,597,800   2,435,500        72,500   3,000,000    16,605,800   19,605,800 (4)

Prentice Plaza
  (Englewood, CO)
  (50% Interest)            4,754,400    1,139,600    7,390,200   1,437,500        40,800   1,139,600     8,868,500   10,008,100
                         ------------  ----------- ------------ -----------  ------------ -----------  ------------ ------------
                         $ 25,646,200  $ 6,139,600 $ 45,294,700 $ 7,820,700  $    278,100 $ 6,070,100  $ 42,793,500 $ 48,863,600
                         ============  =========== ============ ===========  ============ ===========  ============ ============

                                Column F                    Column G          Column H              Column I
                             ---------------              ------------        --------        ---------------------
                                                                                                  Life on which
                                                                                              depreciation in latest
                               Accumulated                  Date of             Date            income statements
                             Depreciation (2)             Construction        Acquired             is computed
                             ----------------             ------------        ---------       ----------------------
Shopping Center:
----------------
Marquette Mall
  and Office Building
  (Michigan City, IN)                                                                                 35 (5)
  (100% Interest)            $    7,558,600                    1967           Dec. 1986              2-10 (6)

Office Buildings:
-----------------
Burlington Office
  Centers I, II and III
  (Ann Arbor, MI)                                                                                     35 (5)
  (100% Interest)            $    5,917,900                     (7)               (7)                2-10 (6)

Prentice Plaza
  (Englewood, CO)                                                                                     35 (5)
  (50% Interest)             $    3,724,100                    1985           Mar. 1988              2-10 (6)
                             ----------------
                             $   17,200,600
                             ================

                   See accompanying notes on following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                             NOTES TO SCHEDULE III


Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2.  The following is a reconciliation of activity in columns E and F:

                                                              Years ended
                  -----------------------------------------------------------------------------------------------
                        December 31, 1998                  December 31, 1997               December 31, 1996
                  -----------------------------      ---------------------------       --------------------------
                                   Accumulated                     Accumulated                       Accumulated
                      Cost         Depreciation          Cost      Depreciation            Cost      Depreciation
                  -----------     -------------      ------------  -------------       -----------   ------------
Balance
 at the
 beginning
 of the year      $48,230,100     $15,801,900        $58,025,200    $17,062,800        $65,275,200   $18,551,100

Additions
 during
 the year:

Improvements          633,500                            592,400                           875,900

Provisions for
 depreciation                       1,398,700                         1,375,200                        1,649,600

Deductions
 during the
 year:

Cost of real
 estate sold                                         (10,387,500)                       (8,125,900)

Accumulated
 depreciation
 on real
 estate sold                                                         (2,636,100)                      (3,137,900)
                  -----------     -----------        -----------    -----------        -----------   -----------

Balance at
 the end of
 the year         $48,863,600     $17,200,600        $48,230,100    $15,801,900        $58,025,200   $17,062,800
                  ===========     ===========        ===========    ===========        ===========   ===========

Note 3. The aggregate cost for federal income tax purposes as of December 31, 1998 was $59,463,600.

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