Form 10-Q
period 1999-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1999-05-11
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                         March 31, 1999
                                 -----------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                       to
                                   ----------------------  ---------------------

 Commission File Number                                0-15538
                                   ---------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 6,019,100  $ 6,070,100
 Buildings and improvements                           42,819,500   42,793,500
------------------------------------------------------------------------------
                                                      48,838,600   48,863,600
Accumulated depreciation and amortization            (17,545,300) (17,200,600)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       31,293,300   31,663,000
Cash and cash equivalents                              3,748,400    1,160,100
Investments in debt securities                           985,400    2,995,700
Rents receivable                                         395,300      811,900
Other assets (including loan acquisition costs, net
 of accumulated amortization of $591,600 and
 $568,500, respectively)                                 197,700      299,800
------------------------------------------------------------------------------
                                                     $36,620,100  $36,930,500
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' (DEFICIT)
Liabilities:
 Mortgage loans payable                              $25,019,000  $25,646,200
 Front-End Fees Loan payable to Affiliate              8,295,200    8,295,200
 Accounts payable and accrued expenses                 1,408,200    1,294,100
 Due to Affiliates, net                                2,087,400    1,956,800
 Security deposits                                       205,700      211,500
 Other liabilities                                       109,900      301,900
------------------------------------------------------------------------------
                                                      37,125,400   37,705,700
------------------------------------------------------------------------------
Partners' (deficit):
 General Partner                                        (505,300)    (775,200)
 Limited Partners (57,621 Units issued and
  outstanding)
------------------------------------------------------------------------------
                                                        (505,300)    (775,200)
------------------------------------------------------------------------------
                                                     $36,620,100  $36,930,500
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999
and the year ended December 31, 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                               General    Limited
                                               Partner    Partners   Total
-----------------------------------------------------------------------------
Partners' (deficit) capital, January 1, 1998  $ (989,300)   $ 0    $(989,300)
Net income for the year ended December 31,
 1998                                            214,100      0      214,100
-----------------------------------------------------------------------------
Partners' (deficit), December 31, 1998          (775,200)     0     (775,200)
Net income for the quarter ended March 31,
 1999                                            269,900      0      269,900
-----------------------------------------------------------------------------
Partners' (deficit), March 31, 1999           $ (505,300)   $ 0    $(505,300)
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1999       1998
---------------------------------------------------------------------------
Income:
 Rental                                              $2,181,500 $2,066,900
 Interest                                                47,300     46,400
 Gain on sale of land parcel                            291,800
---------------------------------------------------------------------------
                                                      2,520,600  2,113,300
---------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                            144,900    161,200
  Nonaffiliates                                         487,000    519,400
 Depreciation and amortization                          367,800    368,100
 Property operating:
  Affiliates                                             37,800     33,700
  Nonaffiliates                                         492,300    511,000
 Real estate taxes                                      352,000    296,400
 Insurance--Affiliate                                    30,500     26,700
 Repairs and maintenance                                298,800    234,600
 General and administrative:
  Affiliates                                              6,200      9,800
  Nonaffiliates                                          33,400     55,800
---------------------------------------------------------------------------
                                                      2,250,700  2,216,700
---------------------------------------------------------------------------
Net income (loss)                                    $  269,900 $ (103,400)
---------------------------------------------------------------------------
Net income (loss) allocated to General Partner       $  269,900 $ (103,400)
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners      $        0 $        0
---------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (57,621 Units outstanding)                     $        0 $        0
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             1999        1998
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                        $  269,900  $ (103,400)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Gain on sale of land parcel                               (291,800)
  Depreciation and amortization                              367,800     368,100
  Changes in assets and liabilities:
   Decrease in rents receivable                              416,600     405,700
   Decrease in other assets                                   79,000     135,300
   Increase in accounts payable and accrued expenses         114,100      26,900
   (Decrease) increase in due to Affiliates                  (14,300)     29,600
   (Decrease) in other liabilities                          (192,000)   (146,300)
---------------------------------------------------------------------------------
    Net cash provided by operating activities                749,300     715,900
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (26,000)    (25,700)
 Proceeds from sale of land parcel                           342,800
 Maturity of investments in debt securities, net           2,010,300       9,400
---------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities   2,327,100     (16,300)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (283,200)   (245,200)
 Principal payments made from proceeds of sale of land
  parcel                                                    (344,000)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                  144,900     161,200
 (Decrease) increase in security deposits                     (5,800)      6,700
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (488,100)    (77,300)
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  2,588,300     622,300
Cash and cash equivalents at the beginning of the period   1,160,100   1,767,500
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $3,748,400  $2,389,800
---------------------------------------------------------------------------------
Interest paid to nonaffiliates during the period          $  489,400  $  520,400
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income, which is contingent upon tenants' achieving specified targets only to the extent that such targets are attained.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999, are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. These securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1998 statements in order to provide comparability with the 1999 statements. These reclassifications had no effect on net (loss) or Partners' (deficit).

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the

General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 1999 and 1998, the General Partner was allocated 100% of the Net Profit/(Loss) of $269,900 and $(103,400), respectively. No amounts will be allocated to Limited Partners until such time as the cumulative computation of the Limited Partners' capital account would result in a positive balance.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates during the three months ended March 31, 1999 were as follows:

                                                            Payable
                                                   Paid   (Receivable)
----------------------------------------------------------------------
Property management and leasing fees              $37,600  $  (26,500)
Interest expense on Front-End Fees Loan (Note 3)     None   2,112,000
Reimbursement of property insurance premiums       30,500        None
Legal                                              18,100        None
Reimbursement of expenses, at cost:
 --Accounting                                       6,000       1,300
 --Investor communication                           2,900         600
----------------------------------------------------------------------
                                                  $95,100  $2,087,400
----------------------------------------------------------------------

The variance between the amounts listed on this table and the Statement of Income and Expense is due capitalized legal costs.

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the three months ended March 31, 1999, ANTEC paid $118,900 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the three months ended March 31, 1999, MHC paid $24,700 in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

As of March 31, 1999, the Partnership had drawn $8,295,200 under the Front-End Fees Loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the Loan Agreement. The weighted average interest rate for the three months ended March 31, 1999 was 6.99%. For April 1999, the interest rate was 6.94%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan for an 84-month period beginning January 1, 1993. In addition, any interest payments made by the Partnership from January 1, 1993 through December 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subject to the Subordination. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of March 31, 1999, the amount of interest deferred pursuant to this modification was $2,112,000.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 1999 and December 31, 1998 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership, unless otherwise disclosed:

                           Partnership's Share of
                            Principal Balance at         Average
Property Pledged          ------------------------------ Interest  Maturity
as Collateral               3/31/99           12/31/98   Rate (b)    Date
-------------------------------------------------------------------------------
Marquette Mall and        $  1,695,500       $ 1,941,800   7.75%    7/1/2002
 Office Building               679,500           730,000   7.75%    7/1/2002
 ("Marquette")               6,898,000(a)(c)   7,220,000   7.81%   9/30/1999
Burlington I, II and III
 Office Center              11,000,000(c)     11,000,000   7.08%   5/15/1999(d)
Prentice Plaza (50%)         4,746,000         4,754,400   6.97%  12/19/2000
-------------------------------------------------------------------------------
                          $ 25,019,000       $25,646,200
-------------------------------------------------------------------------------

(a) The terms of the loan provide for monthly principal payments of $50,000 in addition to interest at 30 day LIBOR plus 275 basis points.
(b) The average interest rate represents an average for the three months ended March 31, 1999. Interest rates are subject to change in accordance with the provisions on Marquette's junior mortgage loan, Burlington's and Prentice Plaza's mortgage loans. As of March 31, 1999, interest rates on the mortgage loans collateralized by Prentice Plaza, Burlington and the junior mortgage collateralized by Marquette were 6.69%, 6.81% and 7.71%, respectively.
(c) Loan is recourse to the Partnership and prohibits distributions to Partners.
(d) The Partnership has exercised its option to extend the maturity date to May 15, 2000, subject to the completion of the sale of Burlington.

For additional information regarding the mortgage loans payable, refer to the Partnership's Annual Report for the year ended December 31, 1998.

5. SALE OF LAND PARCEL:

On March 30, 1999, the Partnership consummated the sale of a 1.056 acre outparcel of land at Marquette for a sale price of $500,000. Proceeds from this transaction, which were net of concessions to obtain requisite approvals and transaction expenses, amounted to $342,800. These proceeds were utilized to make principal payments on the loans collateralized by Marquette. The Partnership recorded a gain of $291,800 in connection with this transaction.

6. SUBSEQUENT EVENT:

The joint venture in which the Partnership owns a 70% preferred interest, has entered into an agreement to sell Burlington Office Center I, II and III. The contract contains contingencies under which the purchaser may elect not to consummate the transaction. There can be no assurance that the transaction contemplated by this agreement will be consummated. However, failure on the purchaser's part to close this transaction, absent seller default or failure to satisfy contingencies, would result in the forfeiture in favor of the Partnership of earnest money in the amount of $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the three months ended March 31, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                             Comparative
                          Operating Results
                         (a) For the Quarters
                                Ended
                           3/31/99    3/31/98
-----------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues          $ 1,002,300  $981,800
-----------------------------------------------
Property net income (b)  $    38,300  $  6,000
-----------------------------------------------
Average occupancy                 81%       80%
-----------------------------------------------
BURLINGTON OFFICE CENTER I, II
 AND III
Rental revenues          $   804,700  $743,400
-----------------------------------------------
Property net income      $    42,300  $ 67,000
-----------------------------------------------
Average occupancy                100%       88%
-----------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues          $   374,600  $349,700
-----------------------------------------------
Property net income      $    39,600  $ 12,200
-----------------------------------------------
Average occupancy                 95%       93%
-----------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income for 1999 does not include a gain of $291,800 recorded on the sale of land parcel.

Net (loss) income improved from $(103,400) for the three months ended March 31, 1998 to $269,900 for the three months ended March 31, 1999. The change was primarily the result of a gain recorded in 1999 on the sale of a land parcel at Marquette Mall and Office Building ("Marquette"). Also contributing to the improvement was improved operating results at Marquette and Prentice Plaza. The change was partially offset by diminished operating results at Burlington Office Center I, II and III ("Burlington").

Rental revenues increased by $114,600 or 5.5% for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase was primarily due to an increase in base rental income at Burlington and Prentice Plaza due to the increase in average occupancy and an increase in rates charged to new and renewing tenants. The increase was partially offset by a decrease in tenant expense reimbursements for real estate taxes at Prentice Plaza, which was due to a 1998 overestimate of billings to tenants payable in 1999.

Interest expense on the Partnership's mortgage loans decreased by $32,400 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to the effects of decreases in the interest rates on the Partnership variable rate debt. Also contributing to the decrease was the effects of principal payments made on the Partnership's mortgage loans during the past 15 months.

Repairs and maintenance expense increased by $64,200 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to an increase in snow removal costs at Marquette. The increase was also due to an increase in elevator repairs at Prentice Plaza and an increase in janitorial services at Burlington.

Real estate taxes increased by $55,600 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to an increase in estimated 1999 taxes at Burlington. The increase was partially offset by a decrease at Marquette, which was due to an overestimate of 1998 taxes payable in 1999.

Property operating expenses decreased by $14,600 for the three-month periods under comparison. The decrease was primarily the result of a decrease in professional services and advertising at Marquette. The decrease was partially offset by an increase in utility costs at Prentice Plaza.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain it properties. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                         Comparative Cash
                                                         Flow Results For
                                                        the Quarters Ended
                                                         3/31/99    3/31/98
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $   62,700  $ 19,500
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable    283,200   245,200
 Decrease in current assets                                495,600   541,000
 (Decrease) in current liabilities                         (92,200)  (89,800)
-----------------------------------------------------------------------------
Net cash provided by operating activities               $  749,300  $715,900
-----------------------------------------------------------------------------
Net cash provided by (used for) investing activities    $2,327,100  $(16,300)
-----------------------------------------------------------------------------
Net cash (used for) financing activities                $ (488,100) $(77,300)
-----------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $43,200 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily the result of improved operating results, exclusive of depreciation and amortization, as previously discussed. The increase was partially offset by an increase in principal payments on the Partnership's mortgage loan obligations.

The net increase in the Partnership's cash position of $2,588,300 for the three months ended March 31, 1999 was primarily the result of maturities of certain of the Partnership's investments in debt securities. In addition, net cash provided by operating activities exceeded principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. Liquid assets of the Partnership as of March 31, 1999 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $33,400 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to the timing of the payment of certain expenses at Marquette and by the improved operating results, exclusive of depreciation and amortization at Marquette and Prentice Plaza, as previously discussed.

Net cash (used for) provided by investing activities changed from $(16,300) for the three months ended March 31, 1998 to $2,327,100 for the three months ended March 31, 1999. The change was primarily due to the maturities of certain of the Partnership's investments in debt securities. Also contributing to the change was the 1999 receipt of proceeds from the sale of a land parcel at Marquette.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 1999, the Partnership spent $26,000 for capital and tenant improvements and leasing costs and has projected to spend approximately $250,000 during the remainder of 1999. Included in the projected amount are improvement and leasing costs of approximately $75,000 for Marquette and $175,000 for Prentice Plaza. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of a property and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Investments in debt securities are the result of the extension of the maturities of the Partnership's short-term investments as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate debt outstanding as of March 31, 1999, for every 1% change in interest rates, the Partnership's annual interest expense would change by $226,400. Due to the timing of the maturities and liquid nature of its investments in debt securities, the Partnership believes that it does not have material risk.

Net cash used for financing activities increased by $410,800 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The increase was primarily due to an increase in principal payments on the Partnership's mortgage obligations, which was substantially due to the utilization of the proceeds from the sale of the Marquette land parcel to reduce debt.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement with an Affiliate of the General Partner, the Partnership has the option to defer payment of interest on this loan for a 84-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1999 may be borrowed from this Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to payment of Original Capital Contributions to Limited Partners. Beginning with the interest payment due on January 1, 1996, the Partnership elected to defer payment of interest.

The junior mortgage loan collateralized by Marquette with a balance of $6,898,000 as of March 31, 1999, matures on September 30, 1999. This loan contains a prohibition on the payment of distributions to Partners and is recourse to the Partnership. The Partnership is currently evaluating possible alternative financing. There can be no assurance that these efforts will be successful.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K for the three months ended March 31, 1999.

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

Date:  May 13, 1999      By:  /s/ DOUGLAS CROCKER II
       ------------          --------------------------------------
                                  DOUGLAS CROCKER II
                             President and Chief Executive Officer

Date:  May 13, 1999      By: /s/ NORMAN M. FIELD
       ------------          --------------------------------------
                                 NORMAN M. FIELD
                             Vice President - Finance and Treasurer