Form 10-Q
period 1999-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1999-08-16
CIK 771983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                             June 30, 1999
                                         --------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to
                                         -----------------    -----------------

     Commission File Number                              0-15538
                                         --------------------------------------

               First Capital Income Properties, Ltd. - Series XI
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                             36-3364279
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or  organization)                           Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois         60606-2607
-------------------------------------------------------     -------------------
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 3,019,100  $ 6,070,100
 Buildings and improvements                           26,236,100   42,793,500
------------------------------------------------------------------------------
                                                      29,255,200   48,863,600
 Accumulated depreciation and amortization           (11,684,500) (17,200,600)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       17,570,700   31,663,000
Cash and cash equivalents                              1,621,900    1,160,100
Investments in debt securities                         4,691,000    2,995,700
Rents receivable                                         112,500      811,900
Other assets (including loan acquisition costs, net
 of accumulated amortization of $386,300 and
 $380,900, respectively)                                  19,500      299,800
------------------------------------------------------------------------------
                                                     $24,015,600  $36,930,500
------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
 Mortgage loans payable                    $ 6,971,000 $25,646,200
 Front-End Fees Loan payable to Affiliate    8,295,200   8,295,200
 Accounts payable and accrued expenses         997,600   1,294,100
 Due to Affiliates, net                      2,280,300   1,956,800
 Security deposits                             144,100     211,500
 Other liabilities                             111,800     301,900
---------------------------------------------------------------------------
                                            18,800,000  37,705,700
---------------------------------------------------------------------------
Partners' capital (deficit):
 General Partner                               429,300    (775,200)
 Limited Partners (57,621 Units issued and
  outstanding)                               4,786,300
---------------------------------------------------------------------------
                                             5,215,600    (775,200)
---------------------------------------------------------------------------
                                           $24,015,600 $36,930,500
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                               General    Limited
                                               Partner    Partners    Total
-------------------------------------------------------------------------------
Partners' (deficit), January 1, 1998          $(989,300) $        0 $ (989,300)
Net income for the year ended December 31,
 1998                                           214,100           0    214,100
-------------------------------------------------------------------------------
Partners' (deficit), December 31, 1998         (775,200)          0   (775,200)
Net income for the six months ended June 30,
 1999                                         1,204,500   4,786,300  5,990,800
-------------------------------------------------------------------------------
Partners' capital, June 30, 1999              $ 429,300  $4,786,300 $5,215,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,820,400 $2,313,900
 Interest                                              78,600     58,300
 Gain on sale of property                           5,507,800
------------------------------------------------------------------------
                                                    7,406,800  2,372,200
------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          145,300    160,300
  Nonaffiliates                                       313,200    517,200
 Depreciation and amortization                        256,000    370,000
 Property operating:
  Affiliates                                           32,900     31,700
  Nonaffiliates                                       426,400    464,500
 Real estate taxes                                    193,400    298,600
 Insurance--Affiliate                                  25,900     24,600
 Repairs and maintenance                              248,900    259,600
 General and administrative:
  Affiliates                                            7,700      3,700
  Nonaffiliates                                        36,200     52,900
------------------------------------------------------------------------
                                                    1,685,900  2,183,100
------------------------------------------------------------------------
Net income                                         $5,720,900 $  189,100
------------------------------------------------------------------------
Net income allocated to General Partner            $  934,600 $  189,100
------------------------------------------------------------------------
Net income allocated to Limited Partners           $4,786,300 $        0
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $    83.07 $     0.00
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $4,001,900 $4,380,800
 Interest                                             125,900    104,700
 Gain on sale of property                           5,799,600
------------------------------------------------------------------------
                                                    9,927,400  4,485,500
------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                          290,200    321,500
  Nonaffiliates                                       800,200  1,036,600
 Depreciation and amortization                        623,800    738,100
 Property operating:
  Affiliates                                           70,700     65,400
  Nonaffiliates                                       918,700    975,500
 Real estate taxes                                    545,400    595,000
 Insurance--Affiliate                                  56,400     51,300
 Repairs and maintenance                              547,700    494,200
 General and administrative:
  Affiliates                                           13,900     13,500
  Nonaffiliates                                        69,600    108,700
------------------------------------------------------------------------
                                                    3,936,600  4,399,800
------------------------------------------------------------------------
Net income                                         $5,990,800 $   85,700
------------------------------------------------------------------------
Net income allocated to General Partner            $1,204,500 $   85,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $4,786,300 $        0
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $    83.07 $     0.00
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           1999         1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  5,990,800  $   85,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             623,800     738,100
  (Gain) on sale of property                             (5,799,600)
  Changes in assets and liabilities:
  Decrease in rents receivable                              699,400     165,700
  Decrease in other assets                                  245,500     192,400
  (Decrease) in accounts payable and accrued expenses      (296,500)   (129,100)
  Increase in due to Affiliates                              33,300      26,900
  (Decrease) in other liabilities                          (190,100)   (147,800)
--------------------------------------------------------------------------------
   Net cash provided by operating activities              1,306,600     931,900
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                          19,461,200
 (Increase) decrease in investments in debt
  securities                                             (1,695,300)    393,700
 Payments for capital and tenant improvements              (158,300)   (326,500)
--------------------------------------------------------------------------------
   Net cash provided by investing activities             17,607,600      67,200
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loans payable                    (18,142,000)
 Principal payments on mortgage loans payable              (533,200)   (525,300)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                 290,200     321,500
 (Decrease) increase in security deposits                   (67,400)     10,800
--------------------------------------------------------------------------------
   Net cash (used for) financing activities             (18,452,400)   (193,000)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   461,800     806,100
Cash and cash equivalents at the beginning of the
 period                                                   1,160,100   1,767,500
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $  1,621,900  $2,573,600
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period      $    830,000  $1,037,800
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' (deficit) capital is included in the financial statements.

The financial statements include the Partnership's 70% undivided preferred interest in a joint venture with an unaffiliated third party. The joint venture owned a 100% interest in the Burlington Office Center I, II and III ("Burlington"). Until the May 1999 sale of Burlington, this joint venture was operated under the control of the General Partner. Accordingly, the Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and Partner's capital in the financial statements.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's focus, therefore, is to prepare its assets for sale and find purchasers for the remaining assets when market conditions warrant such an action. The Partnership has two tenants who occupy 20% and 15% of the rental space at the Partnership's properties, respectively.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 1999, the General Partner was allocated Net Profits of $2,100 and $1,900, respectively. In addition, the General Partner was allocated Net Profits for the quarter and six months ended June 30, 1999 of $932,500 and $1,202,600 from the sales of Partnership property, respectively. For the quarter and six months ended June 30, 1998 the General Partner was allocated Net Profits of $189,100 and $85,700, respectively.

Fees and reimbursements paid and (receivable)/payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                 Paid
                           -----------------
                                      Six    (Receivable)
                           Quarter   Months    Payable
---------------------------------------------------------
Property management and
 leasing fees              $ 30,900 $ 68,500 $  (10,100)
Interest expense on
 Front-End Fees loan
 (Note 3)                      None     None  2,257,300
Reimbursement of property
 insurance premiums          25,900   56,400       None
Legal                        45,500   63,600     29,500
Reimbursement of
 expenses, at cost:
 --Accounting                 2,800    8,800      2,400
 --Investor communication     2,000    4,900      1,200
---------------------------------------------------------
                           $107,100 $202,200 $2,280,300
---------------------------------------------------------

The variance between amounts listed on this table and the Statement of Income and Expenses is due to capitalized legal costs.

ANTEC Corporation ("ANTEC"), which is in the business of designing, engineering, manufacturing and distributing cable television products, and approximately 18.5% owned by Anixter International Inc., an Affiliate of the General Partner, is obligated to the Partnership under a lease for office space at Prentice Plaza. During the quarter and six months ended June 30, 1999, ANTEC paid $78,800 and $197,700, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by ANTEC is comparable to that paid by other tenants at Prentice Plaza.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, is obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and six months ended June 30, 1999, MHC paid $19,400 and $44,100, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC is comparable to that paid by other tenants at Prentice Plaza.

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

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Interest on the outstanding balance of this loan is payable monthly at a rate no greater than the cost of funds obtained by the Affiliate from unaffiliated lenders.

As of June 30, 1999, the Partnership had drawn $8,295,200 under the Front-End Fees loan agreement. The interest rate on the Front-End Fees loan is subject to change in accordance with the loan documents. The weighted average interest rate for the six months ended June 30, 1999 was 7.00%. For July 1999, the interest rate was 7.18%.

Pursuant to a modification of this loan agreement, the Partnership has the option to defer payment of interest on this loan, for a 84-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1999 may be borrowed from the Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subject to the Subordination. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest. As of June 30, 1999, the amount of interest deferred pursuant to this modification was $2,257,300.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 1999 and December 31, 1998 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership unless otherwise disclosed:

                                 Partnership's Share of
                                  Principal Balance at  Average
                                 ---------------------- Interest  Maturity
Property Pledged as Collateral    6/30/99    12/31/98   Rate (a)    Date
------------------------------------------------------------------------------
Marquette Mall and               $1,616,400 $ 1,941,800   7.75%    7/1/2002(b)
 Office Building                    627,900     730,000   7.75%    7/1/2002(b)
                                    (c)       7,220,000             (c)
------------------------------------------------------------------------------
Burlington I, II and III Office
 Center                             (d)      11,000,000             (d)
------------------------------------------------------------------------------
Prentice Plaza (50%) (e)          4,726,700   4,754,400   7.00%  12/19/2000
------------------------------------------------------------------------------
                                 $6,971,000 $25,646,200
------------------------------------------------------------------------------

(a) The average interest rate represents an average for the six months ended June 30, 1999. Interest rate is subject to change in accordance with the provisions of the loan document for Prentice Plaza. As of July 1, 1999, the interest rate on the mortgage loan collateralized by Prentice Plaza was 7.79%.
(b) Loan is callable by Lender after August 1, 1999.
(c) On June 7, 1999, the Partnership repaid the junior mortgage collateralized by Marquette utilizing a portion of the proceeds generated from the sale of Burlington.
(d) On May 11, 1999, the Partnership repaid the mortgage collateralized by Burlington utilizing a portion of the proceeds generated from its sale. For further information regarding this sale, see Note 5.
(e) On July 12, 1999, the Partnership, repaid the mortgage collateralized by Prentice Plaza utilizing a portion of the proceeds generated from its sale. For further information regarding this sale, see Note 6.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1998.

5. PROPERTY SALES:

On March 30, 1999, the Partnership consummated the sale of a 1.056 acre outparcel of land at Marquette for a sale price of $500,000. Proceeds from this transaction, which were net of concessions to obtain requisite approvals and transaction expenses, amounted to $325,500. These proceeds were utilized to make principal payments on the loans collateralized by Marquette. The Partnership recorded a gain of $274,500 in connection with this transaction.

On May 11, 1999, the joint venture in which the Partnership owns a 70% preferred interest, sold Burlington for a sale price of $19,650,000. Net proceeds from this transaction amounted to $8,135,700, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership recorded a gain of $5,525,100 for the quarter and six months ended June 30, 1999 in connection with this transaction. The Partnership utilized $6,798,000 of the proceeds generated from this sale to pay off the junior mortgage loan collateralized by Marquette. The remaining proceeds were added to working capital reserves.

6. SUBSEQUENT EVENT:

On July 12, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Prentice Plaza for a sale price of $22,100,000. Net proceeds from this transaction amounted to $6,175,000, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership will record a gain of approximately $4,600,000 for the quarter ended September 30, 1999 in connection with this sale. In connection with this transaction, the Partnership intends to distribute $5,474,000 or $95.00 per unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer realizes income nor incurs expenses from such real property interests. During the quarter ended June 30, 1999, the Partnership sold Burlington Office Center I, II and III ("Burlington").

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                              Comparative Operating Results (a)
                         -------------------------------------------
                           For the Quarters     For the Six Months
                                 Ended                 Ended
                         --------------------- ---------------------
                          6/30/99    6/30/98    6/30/99    6/30/98
--------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues          $1,106,700 $1,108,100 $2,109,000 $2,089,900
--------------------------------------------------------------------
Property net income (b)  $  203,700 $  128,400 $  242,000 $  134,400
--------------------------------------------------------------------
Average occupancy               81%        81%        81%        81%
--------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues          $  382,600 $  382,500 $  757,200 $  732,200
--------------------------------------------------------------------
Property net income (c)  $   12,600 $   72,900 $   52,200 $   85,100
--------------------------------------------------------------------
Average occupancy               88%        94%        91%        94%
--------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues          $  331,000 $  823,100 $1,135,700 $1,566,500
--------------------------------------------------------------------
Property net income (d)  $  102,800 $  154,100 $  145,100 $  221,100
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income for the 1999 periods does not include a gain of $274,500 recorded on the sale of land parcel (for further information, see
    Note 5 of Notes to Financial Statements).
(c) Property was sold on July 12, 1999 (for further information, see Note 6 of Notes to Financial Statements).
(d) Property net income for the 1999 periods does not include a gain of $5,525,100 recorded on the sale of the property (for further information, see Note 5 of Notes to Financial Statements).

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and six months ended June 30, 1999 and 1998.

Net income for the Partnership increased by $5,531,800 and $5,905,100 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The increases were primarily due to the gain recorded on the 1999 sale of Burlington. The increase for the six-month periods under comparison was also due to the gain recorded on the 1999 sale of a land parcel at Marquette Mall and Office Building ("Marquette"). The increases were partially offset by the partial absence of 1999 operating results at Burlington due to its May 1999 sale.

Net (loss) income exclusive of Burlington changed from $(135,400) for the six months ended June 30, 1998 to $46,100 the six months ended June 30, 1999. The change was primarily due to improved operating results at Marquette together with increases in interest earned on the Partnership's short-term investments. Partially offsetting the changes were diminished operating results at Prentice Plaza.

Net income, exclusive of Burlington, increased by $75,300 for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The increase was primarily due to improved operating results at Marquette and an increase in interest earned on the Partnership's short-term investments. The increase was partially offset by diminished operating results at Prentice Plaza.

The following comparative discussion excludes the operating results of Burlington.

Rental revenues increased by $44,100 or 1.6% for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase was primarily due to the 1999 receipt of consideration for the early termination of a tenant's lease at Marquette. In addition, the increase was due to an increase in base rental income at Prentice Plaza, which was due to an increase in rates charged to new and renewing tenants, partially offset by the decline in occupancy. The increase was partially offset by a decrease in percentage rental income at Marquette, which was due to the 1999 recognition of rental income that is contingent upon tenants achieving specified targets only to the extent that such targets are achieved. The Partnership adopted this method for periods beginning after July 1, 1998. Rental revenues for the comparable quarterly periods remained relatively unchanged.

Interest expense on the Partnership's mortgage loans decreased by $80,500 and $99,200 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The decreases were primarily due to the June 1999 repayment of the junior mortgage loan collateralized by Marquette. The decreases were also due to the effects of principal payments made over the past 18 months on the Partnership's mortgage loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Repair and maintenance expenses increased by $18,200 and $65,600 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The increase for the six-month periods was primarily due to increased snow removal costs at Marquette for 1999. The increases were also due to increased cleaning costs at Prentice Plaza and repairs to the energy plant at Marquette.

Real estate tax expense increased by $22,900 for the six-month periods under comparison. The increase was primarily due to an increase in projected 1999 expense at Prentice Plaza. Real estate tax expense remained relatively unchanged for the quarterly periods under comparison.

Property operating expenses increased by $24,900 and $14,700 for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The increases were primarily due to an increase in management and leasing fees at Prentice Plaza, which was due to a greater portion of 1999's leasing fees were expensed than in the comparable 1998 periods.

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


                                                        Comparative Cash Flow
                                                         Results For the Six
                                                             Months Ended
                                                        -----------------------
                                                          6/30/99      6/30/98
--------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $    281,800  $ 298,500
Items of Reconciliation:
 Scheduled principal payments on mortgage loans payable      533,200    525,300
 Decrease in current assets                                  944,900    358,100
 (Decrease) in current liabilities                          (453,300)  (250,000)
--------------------------------------------------------------------------------
Net cash provided by operating activities               $  1,306,600  $ 931,900
--------------------------------------------------------------------------------
Net cash provided by investing activities               $ 17,607,600  $  67,200
--------------------------------------------------------------------------------
Net cash (used for) financing activities                $(18,452,400) $(193,000)
--------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $16,700 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily the result of the partial absence of operating results from Burlington exclusive of depreciation and amortization due to its sale in May 1999 and an increase in principal payments on the Partnership's mortgage loan obligations.

The net increase in the Partnership's cash position of $461,800 for the six months ended June 30, 1999 was primarily the result of net cash provided by operating activities and net proceeds from property sales exceeded principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. The increase was partially offset by an increase in investments in debt securities, which was almost entirely due to the investment of the excess proceeds from property sales after repayment of debt. Liquid assets of the Partnership as of June 30, 1999 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $374,700 was primarily due to the timing of the receipt of rental income at Marquette. The increase was also due to improved operating results, exclusive of depreciation and amortization and gain on sale of property, as previously discussed.

Net cash provided by investing activities increased by $17,540,400 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase was primarily due to the 1999 sale of Burlington. The increase was partially offset by a net increase in 1999 in investment in debt securities as opposed to a net maturity of 1998 investments in debt securities.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) improvements and leasing costs. During the six months ended June 30, 1999, the Partnership spent $158,300 for capital and tenant improvements and leasing costs and has projected to spend approximately $175,000 during the remainder of 1999. Included in the projected amount are improvement and leasing costs of approximately $125,000 for Prentice Plaza and $50,000 for Marquette. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Investments in debt securities are the result of the extension of the maturities of the Partnership's short-term investments as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their purchase.

With the exception of variable rate debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate outstanding as of June 30, 1999, for every 1% change in interst rates, the Partnership's annual interest expense would change by $130,200. Due to the timing of the maturities and liquid nature of its investments in debt securities, the Partnership believes that it does not have material risk.

Net cash used for financing activities increased by $18,259,400 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The increase was primarily due to the 1999 repayment of mortgage loans utilizing the proceeds from the sale of Burlington.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement with an Affiliate of the General Partner, the Partnership has the option to defer payment of interest on this loan, for a 84-month period beginning January 1, 1993. In addition, any interest payments paid by the Partnership from January 1, 1993 through December 31, 1999 may be borrowed from this Affiliate. All deferred and subsequently borrowed amounts (including accrued interest thereon) shall be due and payable on January 1, 2000, and shall not be subordinated to distributions to Limited Partners of amounts equal to their utilized Original Capital Contributions. Beginning with the interest payment due on January 1, 1996, the Partnership has elected to defer payment of interest.

On May 11, 1999, a joint venture in which the Partnership owned a 70% preferred majority interest, completed the sale of Burlington for a sale price of $19,650,000. Sale Proceeds of $8,135,700 were utilized to repay the $6,798,000 junior mortgage collateralized by Marquette, with the remaining proceeds added to working capital reserves.

On July 12, 1999, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Prentice Plaza for a sale price of $22,100,000. Sale proceeds from this transaction amounted to $6,175,000 which was net of actual estimated closing expenses as repayment of the mortgage loan collateralized by the property. The Partnership intends to distribute $5,474,000 or $95.00 per unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

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

The Partnership has not formulated a written contingency plan. However, the General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, government agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

During 1999, the Partnership sold two of its remaining three properties. With one property remaining in its portfolio, the Partnership believes that the cash generated by the remaining properties, deducting amounts to be utilized for building and tenant improvements and principal payments on the Partnership's loans, may not be substantial enough to maintain distributions of Cash Flow (as defined in the Partnership Agreement). Accordingly, cash distributions of Cash Flow (as defined in the Partnership Agreement) to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the six months ended June 30, 1999, Cash Flow (as defined in the Partnership Agreement) of $281,800 was retained to supplement working capital reserves.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contributions. There can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          A report was filed on Form 8-K in May, 1999 reporting the sale of Burlington.
          A report was filed on Form 8-K on July 27, 1999 reporting the sale of Prentice Plaza.

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

Date:  August 13, 1999        By:  /s/       DOUGLAS CROCKER II
       ---------------             --------------------------------------
                                             DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  August 13, 1999        By:  /s/        NORMAN M. FIELD
       ---------------             --------------------------------------
                                              NORMAN M. FIELD
                                   Vice President - Finance and Treasurer