Form 10-Q
period 1999-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 1999-11-15
CIK 771983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                  September 30, 1999
                            --------------------------------------------------

                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ____________________

    Commission File Number                       0-15538
                              ------------------------------------------------

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1999      December 31,
                                                   (Unaudited)      1998
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $ 1,879,500  $  6,070,100
 Buildings and improvements                         17,345,400    42,793,500
-----------------------------------------------------------------------------
                                                    19,224,900    48,863,600
 Accumulated depreciation and amortization          (7,935,200)  (17,200,600)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     11,289,700    31,663,000
Cash and cash equivalents                              983,100     1,160,100
Investments in debt securities                      10,838,100     2,995,700
Rents receivable                                       255,600       811,900
Other assets (including loan acquisition costs,
 net of accumulated amortization of $262,100 and
 $568,500, respectively)                                 3,400       299,800
-----------------------------------------------------------------------------
                                                   $23,369,900  $ 36,930,500
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                            $ 1,438,900  $ 25,646,200
 Front-End Fees Loan payable to Affiliate            8,295,200     8,295,200
 Accounts payable and accrued expenses                 974,200     1,294,100
 Due to Affiliates, net                                 56,000     1,956,800
 Distribution payable                                5,474,000
 State income tax payable                              195,000
 Security deposits                                      80,200       211,500
 Other liabilities                                     167,800       301,900
-----------------------------------------------------------------------------
                                                    16,681,300    37,705,700
-----------------------------------------------------------------------------
Partners' capital (deficit):
 General Partner                                     1,383,000      (775,200)
 Limited Partners (57,621 Units issued and
  outstanding)                                       5,305,600
-----------------------------------------------------------------------------
                                                     6,688,600      (775,200)
-----------------------------------------------------------------------------
                                                   $23,369,900  $ 36,930,500
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit) January 1, 1998      $ (989,300) $         0  $  (989,300)
Net income for the year ended December
 31, 1998                                   214,100            0      214,100
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1998     (775,200)           0     (775,200)
Net income for the nine months ended
 September 30, 1999                       2,135,600    8,545,000   10,680,600
Capital adjustment, extinguishment of
 debt to affiliate of General Partner        22,600    2,234,600    2,257,200
Distributions for the nine months ended
 September 30, 1999                                   (5,474,000)  (5,474,000)
------------------------------------------------------------------------------
Partners' capital, September 30, 1999    $1,383,000  $ 5,305,600  $ 6,688,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                            1999       1998
-------------------------------------------------------------------------------
 Income:
 Rental                                                  $1,063,300 $2,085,600
 Interest                                                   131,300     48,500
 Gain on sales of property                                4,593,000
-------------------------------------------------------------------------------
                                                          5,787,600  2,134,100
-------------------------------------------------------------------------------
 Expenses:
 Interest:
  Affiliates                                                           162,000
  Nonaffiliates                                              49,300    537,600
 Depreciation and amortization                              124,200    371,500
 Property operating:
  Affiliates                                                 74,700     67,700
  Nonaffiliates                                             304,700    462,800
 Real estate taxes                                          132,900    374,300
 Insurance--Affiliate                                        23,000     28,600
 Repairs and maintenance                                    151,900    241,300
 General and administrative:
  Affiliates                                                  7,600      5,700
  Nonaffiliates                                              24,500     19,800
-------------------------------------------------------------------------------
                                                            892,800  2,271,300
-------------------------------------------------------------------------------
 Income (loss) before state income tax expense            4,894,800   (137,200)
 State income tax expense                                   205,000
-------------------------------------------------------------------------------
 Net income (loss)                                       $4,689,800 $ (137,200)
-------------------------------------------------------------------------------
 Net income (loss) allocated to General Partner          $  931,100 $ (137,200)
-------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners         $3,758,700 $        0
-------------------------------------------------------------------------------
 Net income (loss) income allocated to Limited Partners
  per Unit (57,621 Units outstanding)                    $    65.23 $     0.00
-------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1999        1998
-----------------------------------------------------------------------------
 Income:
 Rental                                               $ 5,065,200 $6,466,400
 Interest                                                 257,200    153,200
 Gain on sale of property                              10,392,600
-----------------------------------------------------------------------------
                                                       15,715,000  6,619,600
-----------------------------------------------------------------------------
 Expenses:
 Interest:
  Affiliates                                              290,200    483,500
  Nonaffiliates                                           849,500  1,574,200
 Depreciation and amortization                            748,000  1,109,600
 Property operating:
  Affiliates                                              145,400    133,100
  Nonaffiliates                                         1,223,400  1,438,300
 Real estate taxes                                        678,300    969,300
 Insurance--Affiliate                                      79,400     79,900
 Repairs and maintenance                                  699,600    735,500
 General and administrative:
  Affiliates                                               21,500     19,200
  Nonaffiliates                                            63,400    128,100
-----------------------------------------------------------------------------
                                                        4,798,700  6,670,700
-----------------------------------------------------------------------------
 Income (loss) before state income tax expense         10,916,300    (51,100)
 State income tax expense                                 235,700        400
-----------------------------------------------------------------------------
 Net income (loss)                                    $10,680,600 $  (51,500)
-----------------------------------------------------------------------------
 Net income (loss) allocated to General Partner       $ 2,135,600 $  (51,500)
-----------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $ 8,545,000 $        0
-----------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (57,621 Units outstanding)                     $    148.30 $     0.00
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1999         1998
------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income (loss)                                   $ 10,689,600  $  (51,500)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                           748,000   1,109,600
  (Gain) on sales of property                         (10,392,600)
  Changes in assets and liabilities:
   Decrease in rents receivable                           556,300     114,600
   Decrease in other assets                               244,200      38,600
   (Decrease) increase in accounts payable and
    accrued expenses                                     (319,900)     97,600
   Increase in state income tax payable                   195,000
   Increase (decrease) in due to Affiliates                66,200     (21,300)
   (Decrease) in other liabilities                       (134,100)   (122,400)
------------------------------------------------------------------------------
    Net cash provided by operating activities           1,643,700   1,165,200
------------------------------------------------------------------------------
 Cash flows from investing activities:
 Proceeds from sales of property                       30,358,600
 (Increase) decrease in investments in debt
  securities, net                                      (7,842,400)  1,487,600
 Payments for capital and tenant improvements            (288,500)   (496,300)
------------------------------------------------------------------------------
    Net cash provided by investing activities          22,227,700     991,300
------------------------------------------------------------------------------
 Cash flows from financing activities:
 Repayment of mortgage loans payable                  (23,536,700)
 Principal payments on mortgage loans payable            (670,600)   (806,300)
 Interest deferred on Front-End Fees loan
  payable to Affiliate                                    290,200     483,500
 (Decrease) increase in security deposits                (131,300)     15,600
------------------------------------------------------------------------------
    Net cash (used for) financing activities          (24,048,400)   (307,200)
------------------------------------------------------------------------------
 Net (decrease) increase in cash and cash
  equivalents                                            (177,000)  1,849,300
 Cash and cash equivalents at the beginning of the
  period                                                1,160,100   1,767,500
------------------------------------------------------------------------------
 Cash and cash equivalents at the end of the period  $    983,100  $3,616,800
------------------------------------------------------------------------------
 Supplemental information:
 Interest paid to nonaffiliates during the period    $    879,300  $1,578,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its July 12, 1999 sale, was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's focus, therefore, is to prepare its assets for sale and find purchasers for the remaining assets when market conditions warrant such an action. The Partnership has one tenant who occupies 28% of the rentable space.

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

Investments in debt securities are comprised of obligations of the United States government and corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair value. These securities had a maturity of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 1999, the General Partner was allocated Net Profits of $931,100 and $2,135,600, respectively, which included $930,200 and $2,132,700, respectively from the sales of Partnership property. For the quarter and nine months ended September 30, 1998, the General Partner was allocated Net (Losses) of $(137,200) and $(51,500), respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                                    Paid
                                              ----------------
                                                        Nine
                                              Quarter  Months  Payable
----------------------------------------------------------------------
Property management and leasing fees          $ 8,500 $ 77,000    None
Reimbursement of property insurance premiums   23,000   79,400    None
Legal                                          24,200   87,800  53,300
Reimbursement of expenses, at cost:
 --Accounting                                   5,200   14,000   2,100
 --Investor communication                       3,400    8,300     600
----------------------------------------------------------------------
                                              $64,300 $266,500 $56,000
----------------------------------------------------------------------

The variance between amounts listed in this table and the Statements of Income and Expenses is due to capitalized legal costs.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and in the business of owning and operating mobil home communities, was obligated to the Partnership under a lease of office space at Prentice Plaza. During the quarter and nine months ended September 30, 1999, MHC paid $2,600 and $46,700, respectively, in rents and reimbursements of expenses. The Partnership owns a 50% joint venture interest in these amounts. The per square foot rent paid by MHC was comparable to that paid by other tenants at Prentice Plaza.

On-site property management for certain of the Partnership's properties is provided by independent real estate management companies for fees ranging from 3% to 6% of gross rents received by the properties. In addition, Affiliates of the General Partner provided on-site property management, leasing and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees range from 1% to 6% based upon the terms of the individual agreements.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed $8,295,200 from an Affiliate of the General Partner for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement).

Pursuant to a modification of this loan agreement beginning January 1, 1996, the Partnership elected to defer the payment of interest on the Front-End Fees Loan. During the third quarter of 1999, the Affiliate of the General Partner elected to extinguish the Partnership's obligation for all deferred interest on this loan and charge no interest in the future. During the nine months ended September 30, 1999, the Partnership recorded the extinguishment of deferred interest by increasing Partners' Capital by $2,257,200.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 1999 and December 31, 1998 consisted of the following loans, which are non-recourse to nor guaranteed by the Partnership unless otherwise disclosed:

                                   Partnership's Share of
                                    Principal Balance at  Average
                                   ---------------------- Interest  Maturity
Property Pledged as Collateral      9/30/99    12/31/98    Rate       Date
------------------------------------------------------------------------------
Marquette Mall and                 $1,281,200 $ 1,941,800  7.75%   7/1/2002(a)
  Office Building                     157,700     730,000  7.75%   7/1/2002(a)
                                      (b)       7,220,000              (b)
------------------------------------------------------------------------------
Burlington I, II and   III Office
Center                                (c)      11,000,000              (c)
------------------------------------------------------------------------------
Prentice Plaza (50%)                  (d)       4,754,400              (d)
------------------------------------------------------------------------------
                                   $1,438,900 $25,646,200
------------------------------------------------------------------------------

(a) As of August 1, 1999, upon 30 days written notice by Lender, loan is due in full.
(b) On June 7, 1999, the Partnership repaid the junior mortgage loan collateralized by Marquette utilizing a portion of the proceeds generated from the sale of Burlington.
(c) On May 11, 1999, the Partnership repaid the mortgage loan collateralized by Burlington utilizing a portion of the proceeds generated from its sale. For further information regarding this sale, see Note 5.
(d) On July 12, 1999, the Partnership, repaid the mortgage loan collateralized by Prentice Plaza utilizing a portion of the proceeds generated from its sale. For further information regarding this sale, see Note 5.

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

On May 11, 1999, the joint venture in which the Partnership owns a 70% preferred interest, sold Burlington for a sale price of $19,650,000. Net proceeds from this transaction amounted to $8,135,700, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership recorded a gain of $5,525,100 for the nine months ended September 30, 1999 in connection with this transaction. The Partnership utilized $6,978,000 of the proceeds generated from this sale to pay off the junior mortgage loan collateralized by Marquette. The remaining proceeds were added to working capital reserves.

On July 12, 1999 a joint venture in which the Partnership owns a 50% interest, consummated the sale of Prentice Plaza for a sale price of $22,100,000. The Partnership's share of net proceeds from this transaction was approximately $6,170,700, which is net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $4,593,000 for the quarter and nine months ended September 30, 1999 and will distribute $5,474,000 or $95.00 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

6. STATE INCOME TAX EXPENSE:

State income tax expense is comprised of taxes based on taxable income imposed by the states of Michigan and Illinois.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer realizes income nor incurs expenses from such real property interests. During the nine months ended September 30, 1999, the Partnership sold two of its real property investments.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                    Comparative Operating Results (a)
                                -------------------------------------------
                                 For the Quarters      For the Nine Months
                                       Ended                  Ended
                                --------------------  ---------------------
                                 9/30/99    9/30/98    9/30/99    9/30/98
---------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues                 $1,025,800  $976,900  $3,134,800 $3,066,800
---------------------------------------------------------------------------
Property net income (loss) (b)  $  212,200  $(69,700) $  454,200 $   64,700
---------------------------------------------------------------------------
Average occupancy                      78%       82%         80%        81%
---------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III
Rental revenues                 $  (15,000) $771,700  $1,120,700 $2,338,200
---------------------------------------------------------------------------
Property net (loss) income (b)  $  (19,300) $ 69,000  $  125,800 $  278,900
---------------------------------------------------------------------------
PRENTICE PLAZA (50%)
Rental revenues                 $   52,500  $334,300  $  809,700 $1,066,500
---------------------------------------------------------------------------
Property net income (b)         $    9,900  $ 11,900  $   62,100 $   97,000
---------------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income (loss) excludes the gains recorded on the sales of land parcel or entire property. For further information regarding the sales see
    Note 5 of Notes to Financial Statements.

Unless otherwise disclosed, discussions of fluctuations between 1999 and 1998 refer to both the quarters and nine months ended September 30, 1999 and 1998.

Net (loss) income changed from $(137,200) and $(51,500) for the quarter and nine months ended September 30, 1998 to $4,689,800 and $10,680,600 for the quarter and nine months ended September 30, 1999. The changes were primarily due to the 1999 gains recorded on the sales of Burlington Office Center I, II and III ("Burlington") and Prentice Plaza. The changes were also due to improved operating results at Marquette Mall and Office Building ("Marquette"), an increase in interest earned on the Partnership's short-term investments, which was due to an increase in funds available for investment.

Net (loss) income, exclusive of Burlington and Prentice Plaza, changed from $(226,400) and $(446,900) for the quarter and nine months ended September 30, 1998 to $148,700 and $142,600 for the quarter and nine months ended September 30, 1999.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues increased by $48,900 or 5.0% and $68,000 or 2.2% for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The increase for the nine-month periods under comparison was primarily due to the 1999 receipt of consideration for the early termination of a tenant's lease at Marquette together with an increase in tenant expense reimbursements for real estate taxes, partially offset by a decrease in tenant expenses reimbursements for common area maintenance expenses. The increase for the quarterly periods under comparison was primarily due to the 1999 recognition of rental income that is contingent upon tenants achieving specified targets only to the extent that such targets are achieved. The Partnership adopted this method for periods beginning after July 1, 1998, which resulted in the Partnership recognizing less rental revenue during the comparable 1998 quarter.

Interest expense on the Partnership's mortgage loans decreased by $198,400 and $288,400 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The decreases were primarily due to the June 1999 repayment of the junior mortgage collateralized by Marquette. The decreases were also due to the effects of the partial repayment of $172,000 and $668,000 on the two senior mortgage notes collateralized by Marquette in March 1999 and August 1999, respectively.

Repair and maintenance expense increased by $49,800 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to an increase in snow removal costs. Repair and maintenance expense remained relatively unchanged for the quarterly periods under comparison.

Real estate tax expense decreased by $49,900 and $75,200 for the quarterly and nine-month periods under comparison, respectively. The decreases were primarily due to the effects of an underestimate of 1997 real estate taxes for Marquette, adjusted during 1998.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                        Comparative Cash Flow
                                                        Results For the Nine
                                                            Months Ended
                                                       ------------------------
                                                         9/30/99      9/30/98
--------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)    $  2,622,600  $  251,800
Items of reconciliation:
 Adjustment for extinguishment of deferred interest to
  affiliate                                              (2,257,200)
 Scheduled principal payments on mortgage loans
  payable                                                   670,600     806,300
 Decrease in current assets                                 800,500     153,200
 (Decrease) in current liabilities                         (192,800)    (46,100)
--------------------------------------------------------------------------------
Net cash provided by operating activities              $  1,643,700  $1,165,200
--------------------------------------------------------------------------------
Net cash provided by investing activities              $ 22,227,700  $  991,300
--------------------------------------------------------------------------------
Net cash (used for) financing activities               $(24,048,400) $ (307,200)
--------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $2,370,800 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the 1999 extinguishment of deferred interest to an affiliate. Interest expense deferred on the Front-End Fees Loan payable to an Affiliate of the General Partner since 1996 was considered in the computation of Cash Flow (as defined in the Partnership Agreement). Cash Flow (as defined in the Partnership Agreement), exclusive of interest expense on the Front-End Fees Loan decreased by $79,700. The decrease was primarily due to the partial absence of operating results from Burlington and Prentice Plaza, exclusive of depreciation and amortization, due to their 1999 sales. The decrease was partially offset by the improved operating results at Marquette, exclusive of depreciation and amortization, and an increase in interest earned on the Partnership's short-term investments, as previously discussed.

The Partnership's cash position decreased by $177,000 for the nine months ended September 30, 1999. The cash used for repayment of mortgage loans payable, investments in debt securities, regularly scheduled principal payments on mortgage loans payable and payments for building and tenant improvements slightly exceeded the cash generated by sales of property and operating activities.

The increase in net cash provided by operating activities of $478,500 was primarily due to the timing of the receipt of rental income at Burlington and Marquette. The increase was partially offset by the timing of the payment of certain expenses resulting from the buyer of Prentice Plaza receiving credit for assuming the Partnership's trade liabilities.

Net cash provided by investing activities increased by $21,236,400 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the 1999 receipt of proceeds from the sales of Prentice Plaza and Burlington. The increase was partially offset by an increase in investments in debt securities, which resulted from the investment of Sale Proceeds prior to their distribution to Limited Partners.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1999, the Partnership spent $288,500 for capital and tenant improvements and leasing costs and is projected to spend approximately $30,000 for the remainder of 1999. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

Investments in debt securities are the result of the extension of the maturities of the Partnership's short-term investments as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their purchase.

The Partnership has no financial instruments for which there are significant risks. Based on the timing of the maturities and liquid nature of its investments in debt securities, the Partnership believes that it does not have material market risk.

Net cash used for financing activities increased by $23,741,200 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The increase was primarily due to the repayment of the mortgage loans, described below, with a portion of the proceeds from the sales of Burlington and Prentice Plaza.

On March 30, 1999, the Partnership consummated the sale of an outparcel of land at Marquette for a sale price of $500,000. Proceeds from this transaction were utilized to repay a portion of the mortgage loans collateralized by Marquette.

On May 11, 1999, a joint venture in which the Partnership owned a 70% preferred majority interest, completed the sale of Burlington for a sale price of $19,650,000. Proceeds from this sale were utilized to repay the Burlington loan in the amount of $11,000,000 and the $6,798,000 junior mortgage collateralized by Marquette. The remaining proceeds were added to working capital reserves.

On July 12, 1999, a joint venture in which the Partnership owned a 50% interest with an Affiliated Partnership consummated the sale of Prentice Plaza for a sale price of $22,100,000. The Partnership's share of net sale proceeds from this transaction amounted to $6,170,700, which was net of actual and estimated closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership will distribute $5,474,000 or $95.00 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to extinguish the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

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

While the Partnership has not formulated a contingency plan, it has selected the Year 2000 compliant systems it intends to use in the Year 2000. The General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failure of banks, government agencies, etc., it will be able to carry out substantially all of its critical operations.

During 1999, the Partnership sold two of its remaining three properties. With one property remaining in its portfolio, the Partnership believes that the cash generated by the remaining property, deducting amounts to be utilized for building and tenant improvements and principal payments on the Partnership's loans, may not be substantial enough to maintain distributions of Cash Flow (as defined in the Partnership Agreement). Accordingly, cash distributions of Cash Flow (as defined in the Partnership Agreement) to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. For the nine months ended September 30, 1999, Cash Flow (as defined in the Partnership Agreement), exclusive of the extinguishment of deferred interest payable to an Affiliate, of $655,600 was retained to supplement working capital reserves.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
-----------------------------------------

     (a) Exhibits: None

     (b) Reports on Form 8-K:

         A report on Form 8-K filed on July 27, 1999 reporting the sale of Prentice Plaza.

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

                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES XI

                               By:  FIRST CAPITAL FINANCIAL CORPORATION
                                    GENERAL PARTNER

Date: November 10, 1999        By:  /s/     DOUGLAS CROCKER II
                                    -------------------------------------
                                            DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date: November 10, 1999        By:  /s/     NORMAN M. FIELD
                                    -------------------------------------
                                            NORMAN M. FIELD
                                    Vice President - Finance and Treasurer