Form 10-K405
period 1999-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2000-03-29
CIK 771983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ----------------

                                   FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-15538

                FIRST CAPITAL INCOME PROPERTIES, LTD.-SERIES XI
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ILLINOIS                               36-3364279
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 700,
           CHICAGO, ILLINOIS                           60606-2607
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 207-0020

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: LIMITED PARTNERSHIP
                                 ASSIGNEE UNITS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated September 12, 1985, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-98749), is incorporated herein by reference in Part IV of this report.

EXHIBIT INDEX--PAGE A-1

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

The registrant, First Capital Income Properties, Ltd.--Series XI (the "Partnership"), is a limited partnership organized in 1985 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 57,621 Limited Partnership Assignee Units (the "Units") to the public from September 1985 to March 1987 pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-98749). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The Partnership was formed to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate. From May 1986 to September 1989, the Partnership: 1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property. The joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 1999, the Partnership, with its respective joint venture partners, has dissolved the 70% preferred majority undivided interest in a joint venture, three 50% joint ventures and the four joint ventures with 50% preferred majority interests in real property all as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

Property management services for the Partnership's remaining real estate investment is provided by a third-party real estate management company for fees calculated as a percentage of gross rents received from the property. An Affiliate of the General Partner provides property supervisory services for the Partnership's remaining property at fees based on hourly rates.

The real estate business is highly competitive. Results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 2000, there were 25 employees at the Partnership's property for on-site property maintenance and administration.

ITEM 2. PROPERTIES (A)(B)

As of December 31, 1999, the Partnership owned directly the following property, which was owned in fee simple and encumbered by two mortgages. For details of the material terms of the mortgages, refer to Note 4 of Notes to Financial Statements.

                                                           Net Leasable  Number of
          Property Name                    Location        Sq. Footage  Tenants (c)
-----------------------------------------------------------------------------------
Marquette Mall and Office Building  Michigan City, Indiana   405,449       86(1)
-----------------------------------------------------------------------------------

(a) For a discussion of significant operating results and major capital expenditures planned for Marquette refer to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.
(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. Marquette Mall and Office Building's ("Marquette") real estate taxes were $521,100 for the year ended December 31, 1999. In the opinion of the General Partner, Marquette is adequately insured and serviced by all necessary utilities.
(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of Marquette.

The following table presents Marquette's occupancy rates as of December 31 for each of the last five years:

Property Name         1999               1998               1997               1996               1995
------------------------------------------------------------------------------------------------------
Marquette             80%                82%                80%                83%                83%
------------------------------------------------------------------------------------------------------

The amounts in the following table represent Marquette's average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing Marquette's base rental revenues by its average occupied square footage:

Property Name        1999              1998              1997              1996              1995
--------------------------------------------------------------------------------------------------
Marquette            $6.54             $7.08             $7.17             $6.90             $6.74
--------------------------------------------------------------------------------------------------

The following table summarizes the principal provisions of the lease for the tenant, which occupies ten percent or more of the leasable square footage at
Marquette:

                         Partnership's per annum
                            Base Rent (a) for                Percentage of     Renewal
                         ------------------------ Expiration  Net Leasable     Options
                                   Final Twelve    Date of   Square Footage    (Renewal
                           2000   Months of Lease   Lease       Occupied    Options/Years)
------------------------------------------------------------------------------------------
J.C. Penney (department
 store)                  $139,000    $139,000     1/31/2003        27%          4 / 5
------------------------------------------------------------------------------------------

(a) The Partnership's per annum base rent for the tenant listed above for each of the years between 2000 and the final twelve months for the above lease is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's base income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2009:

                                                Base Rents in
                  Number of       Square           Year of             % of Total
        Year       Tenants         Feet         Expiration (a)       Base Rents (b)
           ------------------------------------------------------------------------
        2000          44           65,908          $471,300              22.62%
        2001          12           19,560          $153,500              10.02%
        2002           9           12,855          $135,700               9.93%
        2003           2          112,119          $ 69,000               6.22%
        2004           9           26,036          $246,000              28.11%
        2005           4           29,064          $ 80,400              13.99%
        2006           0             None              None               0.00%
        2007           1           81,420          $  7,300               1.77%
        2008           3           23,652          $263,300              69.63%
        2009           0             None              None               0.00%
           ------------------------------------------------------------------------

(a) Represents the amount of base rents to be collected each year on expiring leases.
(b) Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership's total base rents to be collected on leases in effect as of December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which was not deemed material, were pursued during the quarter ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2000, there were 4,172 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------
Total revenues            $17,001,800 $ 9,134,200 $10,926,100 $11,264,700 $10,436,500
Net income (loss)         $11,067,500 $   214,100 $ 1,280,900 $   241,900 $(7,553,400)
Net income (loss)
 allocated to Limited
 Partners                 $ 8,925,800        None        None        None $(5,330,200)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (57,621 Units
 outstanding)             $    154.91        None        None        None $    (92.50)
Total assets              $18,098,300 $36,930,500 $36,756,800 $43,459,800 $49,323,600
Mortgage loans payable    $ 1,290,000 $25,646,200 $26,735,900 $34,803,200 $41,189,600
Front-End Fees loan
 payable to Affiliate
 (a)                      $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200
Distributions to Limited
 Partners per Unit (b)    $     95.00        None        None        None        None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $11,174,100 $31,663,000 $32,428,200 $40,962,400 $46,724,100
Number of real property
 interests owned at
 December 31                        1           3           3           4           5
--------------------------------------------------------------------------------------

(a) Excludes deferred interest payable.
(b) Distributions to Limited Partners for the year ended December 31, 1999 was comprised of Sale Proceeds.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                              1999         1998         1997         1996         1995
-------------------------------------------------------------------------------------------
Cash Flow (deficit) (as
 defined in the
 Partnership Agreement)
 (a)                      $  2,977,100  $   615,700  $   534,600  $   152,200  $  (241,700)
Items of reconciliation:
 Adjustment for
  extinguishment of
  deferred interest to
  affiliate               $ (2,257,200)        None         None         None         None
 Principal payments on
  mortgage loans payable       819,500    1,089,700      653,700      923,200      630,100
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              666,000     (130,800)      48,200       64,100      (53,800)
  (Decrease) increase in
   current liabilities        (229,800)     380,800     (256,800)     (31,500)    (100,700)
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  1,975,600  $ 1,955,400  $   979,700  $ 1,108,000  $   233,900
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 32,100,700  $(2,141,600) $ 6,995,100  $ 4,810,400  $(1,227,500)
-------------------------------------------------------------------------------------------
Net cash (used for)
 provided by financing
 activities               $(29,669,900) $  (421,200) $(7,580,200) $(5,877,100) $   712,600
-------------------------------------------------------------------------------------------

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In 1993, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. During the year ended December 31, 1999, the Partnership sold two of its interests in real property. Cumulatively, through December 31, 1999 the Partnership, with its respective joint venture partners, has dissolved the 70% preferred majority undivided interest in a joint venture, three joint ventures with a 50% interest in real property and the four joint ventures with 50% preferred majority interests in real property all as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1999, 1998 and 1997. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                  Comparative Operating Results
                               (a)
                 For the Years Ended December 31,
                 --------------------------------
                    1999       1998       1997
-------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues  $4,236,600 $4,319,600 $4,141,100
-------------------------------------------------

                          Comparative Operating Results
                                       (a)
                         For the Years Ended December 31,
                         --------------------------------
                            1999       1998       1997
---------------------------------------------------------
Property net income (b)  $  777,200 $  291,900 $   99,400
---------------------------------------------------------
Average occupancy               82%        81%        82%
---------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues          $1,964,200 $4,544,000 $5,055,200
---------------------------------------------------------
Property net income (c)  $  214,400 $  464,200 $  258,100
---------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan, general and administrative and state income tax expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income excludes the gain recorded on the sale of a land parcel. For further information regarding this sale, see Note 7 of Notes to Financial Statements.
(c) Sold Properties includes the results of Prentice Plaza (sold July 1999), Burlington Office Center I, II and III ("Burlington") (sold May 1999) and Regency Park Shopping Center ("Regency") (sold June 1997), exclusive of the gains recorded on these sales. For further information regarding these sales, see Note 7 of Notes to Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998
Net income increased by $10,853,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the 1999 gains recorded on the sales of Prentice Plaza and Burlington. The increase was also due to improved operating results at Marquette Mall and Office Building ("Marquette") and an increase in interest earned on the Partnership's short-term investments. In addition, interest expense on the Front-End Fees loan was reduced in 1999 as compared to 1998 as a result of the waiving of all future interest (see discussion in Liquidity section). Partially offsetting these increases, were reductions in income in 1999 resulting from the partial absence of operating results from the properties sold together with increased state income tax expense resulting from the gains reported on the properties sold.

Net income, exclusive of Sold Properties and interest on the Front-End Fees loan, increased by $350,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to improved operating results at Marquette and the increase in interest earned on the Partnership's short-term investments.

The following discussion includes only the operating results of Marquette.

Rental revenues decreased by $83,000 or 1.9% for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to a decrease in base rental income resulting from a reduction in the average rental rates charged to new and renewing tenants and reimbursements for common area maintenance expenditures. The decrease was partially offset by the 1999 receipt of consideration for the early termination of a tenant's lease.

ITEM 7.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Interest expense decreased by $468,900 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the effects of the June 1999 repayment of the junior mortgage collateralized by Marquette. The decrease was also due to increased principal payments on the senior mortgages collateralized by Marquette.

Real estate taxes decreased by $85,700 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the effects of an underestimate of 1997 real estate taxes for Marquette, adjusted during 1998.

Repairs and maintenance expenses increased by $66,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to an increase in snow removal costs. The increase was also due to an increase in repairs to the energy plant and elevators.

Property operating expenses decreased by $58,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to a decrease in advertising and security costs.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income decreased by $1,066,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the 1997 gain recorded on the sale of Regency. The decrease was also due to the absence of operating results in 1998 due to the sale of Regency. The decrease was partially offset by improved operating results at Marquette and Prentice Plaza.

Net results, exclusive of Regency, changed from $(353,600) for the year ended December 31, 1997 to $214,100 for the year ended December 31, 1998. The change was primarily due to the improved operating results at Marquette and Prentice Plaza. The change was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in cash available for investment. The change was partially offset by diminished operating results at Burlington.

The following comparative discussion includes the results of Marquette, Burlington and Prentice Plaza.

Rental revenues increased by $237,300 or 2.8% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an increase in base rental income at Prentice Plaza, which was due to an increase in rates charged to new and renewing tenants. The increase was also due to an increase in tenant expense reimbursements at Marquette. The increase was partially offset by a decrease in base rental revenues at Burlington, which was due to the loss of a significant tenant at Burlington I. During the third quarter of 1998, this vacant space was leased for five years. The tenant began paying rent during December.

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

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

Cash Flow (as defined in the Partnership Agreement) increased by $2,361,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the 1999 waiving of

ITEM 7.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

deferred interest due to an Affiliate of the General Partner. Interest expense deferred on the Front-End Fees Loan payable to an Affiliate of the General Partner since 1996 was considered in the previous computations of Cash Flow (as defined in the Partnership Agreement). Cash Flow (as defined in the Partnership Agreement), exclusive of interest expense on the Front-End Fees Loan, decreased by $246,400. The decrease was primarily due to the partial absence of operating results from Burlington and Prentice Plaza, exclusive of depreciation and amortization, due to their 1999 sales. The decrease was partially offset by improved operating results at Marquette, exclusive of depreciation and amortization, an increase in interest earned on the Partnership's short-term investments, as previously discussed, and reduced principal payments on the Partnership's mortgage debt.

The increase of $4,406,400 in the Partnership's cash position for the year ended December 31, 1999 was primarily the result of the net maturity of a portion of the Partnership's investments in debt securities. The increase was also due to net cash provided by operating activities exceeding regularly scheduled principal payments on the Partnership's mortgage debt and payments for capital and tenant improvements. The liquid assets of the Partnership as of December 31, 1999 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $20,200 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was due to the timing of rental payments at Burlington and Marquette. The increase was partially offset by the timing of the payment of certain expenses resulting from the purchaser of Prentice Plaza receiving credit for assuming the Partnership's trade liabilities.

Net cash (used for) provided by investing activities changed from $(2,141,600) for the year ended December 31, 1998 to $32,100,700 for the year ended December 31, 1999. The change was primarily due to the gross proceeds received in 1999 from the sales of Burlington and Prentice Plaza. The change was also due to the 1999 net maturity of investments in debt securities as opposed to the 1998 net increase in investments in debt securities.

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

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 1999, the Partnership spent $299,000 for building and tenant improvements and leasing costs and has budgeted to spend approximately $350,000 during 2000. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

Net cash used for financing activities increased by $29,248,700 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the 1999 repayment of the mortgage loans described below with a portion of the proceeds from the sales of Burlington and Prentice Plaza. The increase was also due to the 1999 special distribution of a portion of the proceeds from the sale of Prentice Plaza.

On March 30, 1999, the Partnership consummated the sale of an outparcel of land at Marquette for a sale price of $500,000. Net proceeds from this transaction were utilized to repay a portion of the mortgage loans collateralized by Marquette.

On May 11, 1999, a joint venture in which the Partnership owned a 70% preferred majority interest, completed the sale of Burlington for a sale price of $19,650,000. Proceeds from this sale were utilized to repay the Burlington loan in the amount of $11,000,000 and the $6,798,000 junior mortgage collateralized by Marquette. The remaining proceeds were added to working capital reserves.

On July 12, 1999, a joint venture with an Affiliated Partnership in which the Partnership owned a 50% interest consummated the sale of Prentice Plaza for a sale price of $22,100,000. The Partnership's share of net sale proceeds from this transaction amounted to $6,179,800, which was net of closing expenses and the repayment of the mortgage loan collateralized by the property. The Partnership distributed $5,474,000 or $95.00 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership incurred minimal expenses in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

During 1999, the Partnership sold two of its remaining three properties. With one property remaining in its portfolio, the Partnership believes that the cash generated by the remaining property, deducting amounts to be utilized for building and tenant improvements and principal payments on the Partnership's loans, may not be substantial enough to maintain distributions of Cash Flow (as defined in the Partnership Agreement). Accordingly, cash distributions of Cash Flow (as defined in the Partnership Agreement) to Partners continue to be suspended. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash available to the Partnership. The General Partner will

ITEM 7.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

continue to evaluate the Partnership's needs for working capital and the feasibility of making distributions to Limited Partners. For the year ended December 31, 1999, Cash Flow (as defined in the Partnership Agreement), exclusive of the waiving of deferred interest payable to an Affiliate, of $719,900 was retained to supplement working capital reserves.

Based upon the estimated current value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership's cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners' Original Capital Contribution.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

       NAME                                                              OFFICE
       ----                                                             --------
       Douglas Crocker II.............................................. Director
       Sheli Z. Rosenberg.............................................. Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the General Partner from December 1990 to December 1992 and has been a Director of the General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1994 until 1999 Ms. Rosenberg had been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust Inc., CVS Corporation, Dynergy, Inc., Danka Business Systems PLC and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates from 1980 until September 1997.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       NAME                                               OFFICE
       ----                                               ------
       Douglas Crocker II................. President and Chief Executive Officer
       Donald J. Liebentritt.............. Vice President
       Norman M. Field.................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C. until its dissolution in December 1999.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a-d) As stated in Item 10, the Partnership has no officers or directors.
   Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, the General Partner and its Affiliates do compensate its directors and officers.

For additional information see Item 13 Certain Relationships and Related Transactions.

(e) None.

INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                     Pages
------------------------------------------------------------------------------
Report of Independent Auditors                                        A-2
Balance Sheets as of December 31, 1999 and 1998                       A-3
Statements of Partners' Capital for the Years Ended
 December 31, 1999, 1998 and 1997                                     A-3
Statements of Income and Expenses for the Years
 Ended December 31, 1999, 1998 and 1997                               A-4
Statements of Cash Flows for the Years Ended
 December 31, 1999, 1998 and 1997                                     A-4
Notes to Financial Statements                                      A-5 to A-8
SCHEDULE FILED AS PART OF THIS REPORT
III--Real Estate and Accumulated Depreciation as of December 31,
 1999                                                             A-9 and A-10
------------------------------------------------------------------------------

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

EXHIBIT (10) MATERIAL CONTRACTS

Real Estate Sale Agreement and Closing Statements for the sale of the Partnership's investment in Burlington Office Center I, II & III filed as an exhibit to the Partnership's Report on Form 8-K filed on May 21, 1999 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Statements for the sale of the Partnership's investment in Prentice Plaza filed as an exhibit to the Partnership's Report on Form 8-K filed on July 27, 1999 is incorporated herein by reference.

EXHIBIT (13) ANNUAL REPORT TO SECURITY HOLDERS

The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) FINANCIAL DATA SCHEDULE

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.-Series XI
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.-Series XI as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.-Series XI at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     Ernst & Young LLP

Chicago, Illinois
February 15, 2000

BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                1999          1998
---------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                        $ 1,879,500  $  6,070,100
 Buildings and improvements                   17,355,900    42,793,500
---------------------------------------------------------------------------
                                              19,235,400    48,863,600
 Accumulated depreciation and amortization    (8,061,300)  (17,200,600)
---------------------------------------------------------------------------
 Total investment properties, net of
  accumulated depreciation and amortization   11,174,100    31,663,000
Cash and cash equivalents                      5,566,500     1,160,100
Investments in debt securities                   964,200     2,995,700
Rents receivable                                 380,300       811,900
Other assets (including loan acquisition
 costs, net of accumulated amortization of
 $262,100 and $568,500, respectively)             13,200       299,800
---------------------------------------------------------------------------
                                             $18,098,300  $ 36,930,500
---------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                      $ 1,290,000  $ 25,646,200
 Front-End Fees loan payable to Affiliate      8,295,200     8,295,200
 Accounts payable and accrued expenses           849,200     1,294,100
 Due to Affiliates, net                            4,300     1,956,800
 Prepaid rent                                     90,300       197,400
 State income taxes payable                      300,000
 Security deposits                                81,600       211,500
 Other liabilities                               112,200       104,500
---------------------------------------------------------------------------
                                              11,022,800    37,705,700
---------------------------------------------------------------------------
Partners' Capital (deficit):
 General Partner                               1,389,100      (775,200)
 Limited Partners (57,621 Units issued and
  outstanding)                                 5,686,400
---------------------------------------------------------------------------
                                               7,075,500      (775,200)
---------------------------------------------------------------------------
                                             $18,098,300  $ 36,930,500
---------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit), January 1, 1997    $(2,270,200) $         0  $(2,270,200)
Net income for the year ended December
 31, 1997                                 1,280,900            0    1,280,900
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1997     (989,300)           0     (989,300)
Net income for the year ended December
 31, 1998                                   214,100            0      214,100
------------------------------------------------------------------------------
Partners' (deficit), December 31, 1998     (775,200)           0     (775,200)
Net income for the year ended December
 31, 1999                                 2,141,700    8,925,800   11,067,500
Capital adjustment, extinguishment of
 debt to affiliate of General Partner        22,600    2,234,600    2,257,200
Distributions for the year ended
 December 31, 1999                                0   (5,474,000)  (5,474,000)
------------------------------------------------------------------------------
Partners' Capital, December 31, 1999    $ 1,389,100  $ 5,686,400  $ 7,075,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1999        1998       1997
----------------------------------------------------------------------------
Income:
 Rental                                   $ 6,200,800 $8,934,600 $ 9,201,000
 Interest                                     398,800    199,600     126,300
 Gain on sales of property                 10,402,200              1,598,800
----------------------------------------------------------------------------
                                           17,001,800  9,134,200  10,926,100
----------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                   290,200    640,800     642,700
 Nonaffiliates                                876,500  2,070,700   2,573,000
 Depreciation and amortization                874,100  1,491,300   1,506,200
 Property operating:
 Affiliates                                   148,100    166,600     269,800
 Nonaffiliates                              1,559,400  1,992,200   2,014,100
 Real estate taxes                            835,400  1,288,000   1,264,300
 Insurance--Affiliate                         102,200    104,200     118,200
 Repairs and maintenance                      814,300  1,003,500   1,096,300
 General and administrative:
 Affiliates                                    29,500     27,800      28,000
 Nonaffiliates                                 82,900    134,600     132,200
----------------------------------------------------------------------------
                                            5,612,600  8,919,700   9,644,800
----------------------------------------------------------------------------
Income before state income tax expense     11,389,200    214,500   1,281,300
State income tax expense                      321,700        400         400
----------------------------------------------------------------------------
Net income                                $11,067,500 $  214,100 $ 1,280,900
----------------------------------------------------------------------------
Net income allocated to General Partner   $ 2,141,700 $  214,100 $ 1,280,900
----------------------------------------------------------------------------
Net income allocated to Limited Partners  $ 8,925,800 $        0 $         0
----------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (57,621 Units outstanding)      $    154.91 $        0 $         0
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                           1999         1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $ 11,067,500  $   214,100  $  1,280,900
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization              874,100    1,491,300     1,506,200
 (Gain) on sales of property            (10,402,200)                (1,598,800)
 Changes in assets and liabilities:
  Decrease (increase) in rents
   receivable                               431,600     (145,800)      (41,700)
  Decrease in other assets                  234,400       15,000        89,900
  (Decrease) increase in accounts
   payable and accrued expenses            (444,900)     228,900      (195,500)
  Increase (decrease) in due to
   Affiliates                                14,500        4,500       (76,800)
  (Decrease) increase in prepaid rent      (107,100)      62,400        12,000
  Increase in state income taxes
   payable                                  300,000
  Increase in other liabilities               7,700       85,000         3,500
-------------------------------------------------------------------------------
   Net cash provided by operating
    activities                            1,975,600    1,955,400       979,700
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial
  rental properties                      30,368,200                  9,375,100
 Payments for building and tenant
  improvements                             (299,000)    (633,500)     (892,400)
 Decrease (increase) in investments
  in debt securities, net                 2,031,500   (1,508,100)   (1,487,600)
-------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                 32,100,700   (2,141,600)    6,995,100
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                  (819,500)  (1,089,700)     (653,700)
 Repayment of mortgage loans payable    (23,536,700)               (18,413,600)
 Proceeds from mortgage loan payable                                11,000,000
 Interest deferred on Front-End Fees
  loan payable to Affiliate                 290,200      640,800       642,700
 Payment of loan acquisition or
  extension fees                                                      (153,100)
 Distribution to Limited Partners        (5,474,000)
 (Decrease) increase in security
  deposits                                 (129,900)      27,700        (2,500)
-------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                          (29,669,900)    (421,200)   (7,580,200)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                         4,406,400     (607,400)      394,600
Cash and cash equivalents at the
 beginning of the year                    1,160,100    1,767,500     1,372,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $  5,566,500  $ 1,160,100  $  1,767,500
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $    906,300  $ 2,072,100  $  2,786,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1999

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

In 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's main focus, therefore, is to prepare its asset for sale and find a purchaser for its remaining asset when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position. The Partnership has one tenant who occupies 27% of the Partnership's rental space at the Partnership's property.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2015. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income which is contingent upon tenants' achieving specified targets only to the extent that such targets are attained.

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

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in Prentice Plaza. This joint venture, until Prentice Plaza's July 1999 sale, was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The financial statements include the Partnership's 70% undivided preferred interest in a joint venture with an unaffiliated third party. The joint venture owned a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture, until Burlington's May 1999 sale, was operated under the control of the General Partner. The Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and Partner's capital in the financial statements.

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

Certain reclassifications have been made to the previously reported 1998 and 1997 statements in order to provide comparability with the 1999 statements. These reclassifications have no effect on net income or Partners (Deficit).

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on its property. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1999 and 1998.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 1999, the General Partner was allocated Net Profits of $2,141,700, which included $2,135,100 of gains from the sales of Partnership properties. For the year ended December 31, 1998 the General Partner was allocated 100% of Net Profits of $214,100. For the year ended December 31, 1997, the General Partner was allocated 100% of the Net Profits of $1,280,900, which included the gain on the sale of property of $1,598,800. For the years ended December 31, 1998 and 1997, no amounts were allocated to Limited Partners as the cumulative computation of Limited Partners' capital account resulted in a deficit balance.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates were as follows:

                                     For the Years Ended December 31,
                         ----------------------------------------------------------
                               1999               1998                 1997
                         ----------------  -------------------  -------------------
                           Paid   Payable    Paid    Payable      Paid    Payable
------------------------------------------------------------------------------------
Property management and
 leasing fees            $ 80,100 $ (400)  $ 85,300 $  (15,500) $263,600 $  (16,000)
Interest expense on
 Front-End Fees loan
 (Note 3)                    None   None       None  1,967,000      None  1,326,300
Reimbursement of
 property insurance
 premiums                 102,200   None    104,100       None   118,200       None
Legal                     147,500   None     90,100      1,500   138,800       None
Reimbursement of
 expenses, at cost:
 --Accounting              16,700  3,600     18,500      3,200    20,400      1,100
 --Investor
  communication            10,300  1,100      3,500        600     2,900        100
------------------------------------------------------------------------------------
                         $356,800 $4,300   $301,500 $1,956,800  $543,900 $1,311,500
------------------------------------------------------------------------------------

The variance between the amounts listed on this table and the Statement of Income and Expense is due to capitalized legal costs.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and is in the business of owning and operating mobile home communities, was obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1999, 1998 and 1997, the Partnership's share of MHC's rent and reimbursement of expenses was $23,400, $39,000 and $21,800, respectively. The per square foot rent paid by MHC was comparable to that paid by other tenants at Prentice Plaza.

On-site property management for the Partnership's remaining property is provided by a third-party management company for fees ranging from 3% to 6% of gross rents received by the property. Affiliates of the General Partner provided on-site property management, leasing and supervisory services for fees based upon various percentage rates of gross rents for the properties. These fees ranged from 1% to 6% based upon the terms of the individual management agreements.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed $8,295,200 from an Affiliate of the General Partner, the amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be written off to Partners Capital.

Pursuant to a modification of this loan agreement, beginning January 1, 1996, the Partnership elected to defer payment of interest on the Front-End Fees Loan. During the year ended December 31, 1999, the Affiliate of the General Partner elected to waive the Partnership's obligation for all outstanding deferred interest on this loan and charge no interest in the future. During the year ended December 31, 1999, the Partnership reflected the waiving of deferred interest in the financial statements through an adjustment of $2,257,700 to Partners' Capital.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 1999 and 1998 consisted of the following loans, which are non-recourse unless otherwise noted:

                             Principal Balance at    Average                    Estimated
Property Pledged as       -------------------------- Interest Maturity Periodic  Balloon
Collateral                   12/31/99     12/31/98     Rate     Date   Payment   Payment
-----------------------------------------------------------------------------------------
Marquette Mall and
 Office Building          $1,194,000 (a) $ 1,941,800   7.75%  7/1/2002 $37,142  $223,100
                              96,000 (a)     730,000   7.75%  7/1/2002 $21,458      None
                                     (b)   7,220,000
Burlington I, II and III
 Office Center                       (c)  11,000,000
Prentice Plaza (50%)                 (d)   4,754,400
-----------------------------------------------------------------------------------------
                          $1,290,000     $25,646,200
-----------------------------------------------------------------------------------------

(a) Upon 30 days written notice by Lender, loan is due in full. Based on cash reserves the Partnership would be able to meet this notice.
(b) On June 7, 1999, the Partnership repaid the junior mortgage loan collateralized by Marquette utilizing a portion of the proceeds generated from the sale of Burlington. Prior to repayment, this loan was recourse to the Partnership.
(c) On May 11, 1999, the Partnership repaid the mortgage loan collateralized by Burlington utilizing a portion of the proceeds generated from its sale. For further information regarding this sale, see Note 7. Prior to repayment, this loan was recourse to the Partnership.
(d) On July 12, 1999, the Partnership, repaid the mortgage loan collateralized by Prentice Plaza utilizing a portion of the proceeds generated from its sale. For further information regarding this sale, see Note 7.

Principal amortization on the Partnership's mortgage loans, based on their terms as of December 31, 1999, for the years ended December 31, 2000, 2001 and 2002 is $462,000, $395,400 and $432,600, respectively.

5. FUTURE MINIMUM RENTS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1999 was as follows:

                                 Minimum
                    Year           Rent
                    -----       ----------
                    2000        $2,083,800
                    2001         1,531,900
                    2002         1,367,100
                    2003         1,108,700
                    2004           875,100
                    Thereafter   2,344,600
                             -------------
                                $9,311,200
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rents. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1999, 1998 and 1997 were $371,700, $396,800 and $271,500, respectively.

6. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the years ended December 31, 1999, 1998 and 1997, the net income (loss) for income tax reporting purposes was $8,275,700, $30,900 and $(5,434,700), respectively. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1999 was $26,335,400.

7. PROPERTY SALES:

On July 12, 1999, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Prentice Plaza for a sale price of $22,100,000. The Partnership's share of net proceeds from this transaction was $6,179,800, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $4,602,000 for the year ended December 31, 1999 and distributed $5,474,000 or $95.00 per Unit on November 30, 1999 to Limited Partners of record as of July 12, 1999.

On May 11, 1999, the joint venture in which the Partnership owned a 70% preferred interest, sold Burlington for a sale price of $19,650,000. Net proceeds from this transaction amounted to $8,136,200, which was net of closing expenses and the repayment of the mortgage loan collateralizing the property. The Partnership recorded a gain of $5,525,600 for the year ended December 31, 1999 in connection with this transaction. The Partnership utilized $6,798,000 of the net proceeds generated from this sale to pay off the junior mortgage loan collateralized by Marquette. The remaining proceeds were added to working capital reserves.

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

All of the above sales, with the exception of post-closing matters, were all-cash transactions, with no further involvement on the part of the Partnership.

8. STATE INCOME TAX:

State income tax expense is comprised substantially of taxes based on the taxable income imposed by Michigan and Indiana.

SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 1999

    Column A       Column B         Column C              Column D                     Column E                   Column F
    --------      ---------- ---------------------- -------------------- ------------------------------------    ----------
                                                     Costs capitalized
                                  Initial cost           subsequent             Gross amount at which
                                 to Partnership        to acquisition         carried at close of period
                             ---------------------- -------------------- ------------------------------------
                                         Buildings                                                                Accumu-
                                            and                                      Buildings                     lated
                    Encum-               Improve-    Improve-  Carrying                 and                      Deprecia-
    Description    brances      Land       ments      ments    Costs (1)  Land (5)  Improvements Total (2)(3)     tion (2)
---------------------------------------------------------------------------------------------------------------------------
SHOPPING CENTER:
Marquette Mall
and Office
Building
(Michigan City,
IN)
(100% Interest)   $1,290,000 $2,000,000 $20,306,700 $3,984,400 $164,800  $1,879,500 $17,355,900  $19,235,400 (4) $8,061,300
---------------------------------------------------------------------------------------------------------------------------
    Column A      Column G  Column H    Column I
    --------      --------- --------- ------------
                                        Life on
                                         which
                                       deprecia-
                                      tion in lat-
                                       est income
                   Date of             statements
                  construc-   Date      is com-
    Description     tion    Acquired     puted
---------------------------------------------------------------------------------------------------------------------------
SHOPPING CENTER:
Marquette Mall
and Office
Building
(Michigan City,
IN)                                      35 (6)
(100% Interest)     1967    Dec. 1986   2-10 (7)
---------------------------------------------------------------------------------------------------------------------------




                 See accompanying notes on the following page.