Form 10-Q
period 2000-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2000-05-12
CIK 771983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-15538

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
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

                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                March 31,
                                                  2000      December 31,
                                               (Unaudited)      1999
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,879,500   $ 1,879,500
 Buildings and improvements                     17,359,800    17,355,900
-------------------------------------------------------------------------
                                                19,239,300    19,235,400
 Accumulated depreciation and amortization      (8,187,400)   (8,061,300)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 11,051,900    11,174,100
Cash and cash equivalents                        6,515,100     5,566,500
Investments in debt securities                     630,000       964,200
Rents receivable                                    78,100       380,300
Due from Affiliates                                    200
Other assets                                        10,200        13,200
-------------------------------------------------------------------------
                                               $18,285,500   $18,098,300
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                        $ 1,138,200   $ 1,290,000
 Front-End Fees Loan payable to Affiliate        8,295,200     8,295,200
 Accounts payable and accrued expenses             952,200       849,200
 Due to Affiliates, net                                            4,300
 Prepaid rent                                       42,200        90,300
 State income taxes payable                        314,800       300,000
 Distribution payable                              230,500
 Security deposits                                  81,200        81,600
 Other liabilities                                 112,900       112,200
-------------------------------------------------------------------------
                                                11,167,200    11,022,800
-------------------------------------------------------------------------
Partners' capital:
 General Partner                                 1,391,800     1,389,100
 Limited Partners (57,621 Units issued and
  outstanding)                                   5,726,500     5,686,400
-------------------------------------------------------------------------
                                                 7,118,300     7,075,500
-------------------------------------------------------------------------
                                               $18,285,500   $18,098,300
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner     Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) January 1, 1999     $ (775,200) $         0  $  (775,200)
Net income for the year ended December
 31, 1999                                2,141,700    8,925,800   11,067,500
Capital adjustment, extinguishment of
 debt to Affiliate of General Partner       22,600    2,234,600    2,257,200
Distributions for the year ended
 December 31, 1999                                   (5,474,000)  (5,474,000)
-----------------------------------------------------------------------------
Partners' capital December 31, 1999      1,389,100    5,686,400    7,075,500
Net income for the quarter ended March
 31, 2000                                    2,700      270,600      273,300
Distributions for the quarter ended
 March 31, 2000                                        (230,500)    (230,500)
-----------------------------------------------------------------------------
Partners' capital, March 31, 2000       $1,391,800  $ 5,726,500  $ 7,118,300
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2000       1999
------------------------------------------------------------------------
Income:
 Rental                                            $1,042,400 $2,181,500
 Interest                                              94,300     47,300
 Gain on sale of land parcel                                     291,800
------------------------------------------------------------------------
                                                    1,136,700  2,520,600
------------------------------------------------------------------------
Expenses:
 Interest:
  Affiliates                                                     144,900
  Nonaffiliates                                        24,000    487,000
 Depreciation and amortization                        126,100    367,800
 Property operating:
  Affiliates                                            6,000     37,800
  Nonaffiliates                                       362,200    492,300
 Real estate taxes                                    135,900    352,000
 Insurance--Affiliate                                  22,300     30,500
 Repairs and maintenance                              148,500    298,800
 General and administrative:
  Affiliates                                            2,700      6,200
  Nonaffiliates                                        20,900     11,700
------------------------------------------------------------------------
                                                      848,600  2,229,000
------------------------------------------------------------------------
Income before state income tax expense                288,100    291,600
 State income tax expense                              14,800     21,700
------------------------------------------------------------------------
Net income                                         $  273,300 $  269,900
------------------------------------------------------------------------
Net income allocated to General Partner            $    2,700 $  269,900
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  270,600 $        0
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     4.70 $        0
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        2000        1999
----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $  273,300  $  269,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of land parcel                                      (291,800)
  Depreciation and amortization                         126,100     367,800
  Changes in assets and liabilities:
   Decrease in rents receivable                         302,200     416,600
   Decrease in other assets                               3,000      79,000
   Increase in accounts payable and accrued expenses    103,000      92,400
   (Decrease) in due to Affiliates                       (4,500)    (14,300)
   (Decrease) in prepaid rent                           (48,100)
   Increase in state income taxes payable                14,800      21,700
   Increase (decrease) in other liabilities                 700    (192,000)
----------------------------------------------------------------------------
    Net cash provided by operating activities           770,500     749,300
----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (3,900)    (26,000)
 Proceeds from sale of land parcel                                  342,800
 Maturity of investments in debt securities, net        334,200   2,010,300
----------------------------------------------------------------------------
    Net cash provided by investing activities           330,300   2,327,100
----------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable          (151,800)   (283,200)
 Principal payments on loans payable made from
  proceeds from sale of land parcel                                (344,000)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                         144,900
 (Decrease) in security deposits                           (400)     (5,800)
----------------------------------------------------------------------------
    Net cash (used for) financing activities           (152,200)   (488,100)
----------------------------------------------------------------------------
Net increase in cash and cash equivalents               948,600   2,588,300
Cash and cash equivalents at the beginning of the
 period                                               5,566,500   1,160,100
----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $6,515,100  $3,748,400
----------------------------------------------------------------------------
Interest paid to nonaffiliates during the period     $   24,000  $  489,400
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the year ending December 31, 2000.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership, which was formed for the purpose of acquiring a 100% interest in Prentice Plaza. This joint venture was, until Prentice Plaza's July 1999 sale, operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The financial statements include the Partnership's 70% undivided preferred interest in a joint venture with an unaffiliated third party. The joint venture owned a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture was, until Burlington's May 1999 sale, operated under the control of the General Partner. Accordingly, the Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and Partners' capital in the financial statements.

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

Commercial rental property held for investment is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Upon classifying a commercial rental property as Held for Disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of each respective lease. Repair and maintenance costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

The Partnership evaluates its commercial rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Certain reclassifications have been made to the previously reported 1999 statements in order to provide comparability with the 2000 statements. These reclassifications had no effect on net income or Partners' capital.

Reference is made to the Partnership's Annual Report for the year ended December 31, 1999, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 2000, the General Partner was allocated Net Profits of $2,700. For the three months ended March 31, 1999, the General Partner was allocated 100% of the Net Profits of $269,900. No amounts were allocated to Limited Partners until such time as the cumulative computation of the Limited Partners' capital account resulted in a positive balance.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates during the three months ended March 31, 2000 were as follows:

                                                         Payable
                                                Paid   (Receivable)
-------------------------------------------------------------------
Property management and leasing fees          $  6,000    $(400)
Reimbursement of property insurance premiums    22,300     None
Reimbursement of expenses, at cost:
 --Accounting                                    4,300     None
 --Investor communication                        2,900      200
-------------------------------------------------------------------
                                              $ 35,500    $(200)
-------------------------------------------------------------------

On-site property management for the Partnership's property is provided by independent real estate management company for fees ranging from 3% to 6% of gross rents received by the property.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed $8,295,200 from an Affiliate of the General Partner an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees Loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be written off to Partners' Capital.

Pursuant to a modification of this loan agreement, beginning January 1, 1996, the Partnership elected to defer payment of interest of the Front-End Fees Loan. During the year ended December 31, 1999, the Affiliate of the General Partner elected to waive the Partnership's obligation for all outstanding deferred interest on this loan and charge no interest in the future.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at March 31, 2000 and December 31, 1999 consisted of the following loans, which are non-recourse:

                     Partnership's Share
                    of Principal Balance
                             at           Average
Property Pledged    --------------------- Interest  Maturity
as Collateral       3/31/2000  12/31/1999   Rate      Date
--------------------------------------------------------------
Marquette Mall and  $1,105,100 $1,194,000   7.75%  7/1/2002(a)
 Office Building        33,100     96,000   7.75%  7/1/2002(a)
--------------------------------------------------------------
                    $1,138,200 $1,290,000
--------------------------------------------------------------

(a) Upon 30 days written notice by Lender, loan is due in full.

For additional information regarding the mortgage loans payable, refer to the Partnership's Annual Report for the year ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the three months ended March 31, 2000 and 1999. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                     Comparative
                                Operating Results (a)
                               For the Quarters Ended
                            ------------------------------
                            3/31/2000   3/31/1999
----------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $1,045,000  $1,002,300
----------------------------------------------------------
Property net income (b)     $  220,000  $   38,300
----------------------------------------------------------
Average occupancy                  85%         81%
----------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III (C)
Rental revenues                         $  804,700
----------------------------------------------------------
Property net income                     $   42,300
----------------------------------------------------------
PRENTICE PLAZA (50%) (D)
Rental revenues             $   (2,600) $  374,600
----------------------------------------------------------
Property net (loss) income  $   (2,600) $   39,600
----------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income for 1999 does not include a gain of $291,800 recorded on the sale of a land parcel at Marquette.
(c) Burlington Office Center I, II & III ("Burlington") was sold in May 1999.
(d) Prentice Plaza was sold in July 1999.

Net income for the three months ended March 31, 2000 increased by $3,400 when compared to the three months ended March 31, 1999. The increase was primarily due to improved operating results at Marquette Mall and Office Building ("Marquette"). The increase was also due to the 1999 recognition of deferred interest expense on the Partnership's Front-End Fees Loan. The increase was partially offset by the 1999 gain recorded on the sale of an outparcel of land at Marquette together with the absence of operating results in 2000 due to the 1999 sales of Burlington and Prentice Plaza.

Net income, exclusive of the effects of the properties sold in 1999, deferred interest expense and the gain on sale of the outparcel of land at Marquette, increased by $244,800 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to the improved operating results at Marquette and an increase in interest earned on the Partnership's short-term investments.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues increased by $42,700 or 4.3% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase was primarily due to an increase in tenant reimbursements for real estate taxes and common area reimbursements.

Interest expense on decreased by $184,800 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to the effects of the June 1999 repayment of the junior mortgage collateralized by Marquette. The decrease was also due to increased principal payments on the senior mortgages collateralized by Marquette.

Real estate taxes increased by $36,600 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to a 1999 adjustment to correct an overestimate of 1998 taxes payable in 1999.

All other expenses remained relatively unchanged for the periods under comparison.

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

                                                          Comparative Cash
                                                        Flow Results For the
                                                           Quarters Ended
                                                        ---------------------
                                                        3/31/2000  3/31/1999
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $ 247,600  $   62,700
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable   151,800     283,200
 Decrease in current assets                               305,200     495,600
 Increase (decrease) current liabilities                   65,900     (92,200)
------------------------------------------------------------------------------
Net cash provided by operating activities               $ 770,500  $  749,300
------------------------------------------------------------------------------
Net cash provided by investing activities               $ 330,300  $2,327,100
------------------------------------------------------------------------------
Net cash (used for) financing activities                $(152,200) $ (488,100)
------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $184,900 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily the result of improved operating results, exclusive of depreciation and amortization, as previously discussed. The increase was also due to a decrease in principal payments on the Partnership's mortgage loan obligations.

The net increase in the Partnership's cash position of $948,600 for the three months ended March 31, 2000 was primarily the result of net cash provided by operating activities and the maturities of certain of the Partnership's investments in debt securities exceeding principal payments on mortgage loans payable and payments for capital and tenant improvements and leasing costs. Liquid assets of the Partnership (including cash, cash equivalents and investments in debt securities) as of March 31, 2000 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $21,200 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The increase was primarily due to the improved operating results at Marquette, exclusive of depreciation and amortization. The increase was partially offset by the absence of 2000 operating results at Burlington and Prentice Plaza, exclusive of depreciation and amortization, which was due to their 1999 sales.

Net cash provided by investing activities decreased by $1,996,800 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to the 1999 maturities of certain of the Partnership's investments in debt securities exceeding the maturities of certain of the Partnership's investments in debt securities during the comparable 2000 period. Also contributing to the decrease was the 1999 receipt of proceeds from the sale of a land parcel at Marquette.

Investments in debt securities are the result of the extension of the maturities of the Partnership's short-term investments as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 2000, the Partnership spent $3,900 for capital and tenant improvements and leasing costs and has projected to spend approximately $250,000 during the remainder of 2000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of Marquette and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks. Due to the timing of the maturities and liquid nature of its investments in debt securities, the Partnership believes that it does not have material risk.

Net cash used for financing activities decreased by $335,900 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to the use of a portion of the proceeds from the 1999 sale of the Marquette land parcel to make principal payments together with reduced principal payments in 2000 on the Partnership's mortgage obligations.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

The Partnership's mortgage loans outstanding are callable upon thirty days notice from the lender.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs. In addition, the Partnership must maintain adequate liquidity to provide for the repayment of its mortgage debt. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the quarter ended March 31, 2000, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $17,100.

Distributions to Limited Partners for the quarter ended March 31, 2000 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partners determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES XI

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         GENERAL PARTNER

Date: May 12, 2000                            /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 12, 2000                              /s/ NORMAN M. FIELD
                                     By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER