Form 10-Q
period 2000-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2000-08-14
CIK 771983

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

  FOR THE PERIOD ENDED JUNE 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM   TO

  COMMISSION FILE NUMBER 0-15538

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              ILLINOIS                                 36-3364279
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  TWO NORTH RIVERSIDE PLAZA, SUITE                     60606-2607
       700, CHICAGO, ILLINOIS                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer realizes income nor incurs expenses from such real property interests. During 1999, the Partnership sold Burlington Office Center I, II and III ("Burlington") and Prentice Plaza.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and six months ended June 30, 2000 and 1999. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                    Comparative Operating Results (a)
                            For the Quarters Ended   For the Six Months Ended
                             6/30/00      6/30/99      6/30/00       6/30/99
-------------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $  933,100  $  1,106,700 $  1,978,100  $  2,109,000
-------------------------------------------------------------------------------
Property net income (b)     $  213,500  $    203,700 $    433,500  $    242,000
-------------------------------------------------------------------------------
Average occupancy                  81%           81%          81%           81%
-------------------------------------------------------------------------------
PRENTICE PLAZA (50%) (C)
Rental revenues             $   (3,200) $    382,600 $     (5,800) $    757,200
-------------------------------------------------------------------------------
Property net (loss) income  $   (3,200) $     12,600 $     (5,800) $     52,200
-------------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III (D)
Rental revenues                         $    331,000               $  1,135,700
-------------------------------------------------------------------------------
Property net income         $    7,900  $    102,800 $      7,900  $    145,100
-------------------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income for the 1999 periods does not include a gain of $274,500 recorded on the sale of land parcel.
(c) Property was sold on July 12, 1999.
(d) Property net income for the 1999 periods does not include a gain of $5,525,100 recorded on the sale of the property.

Net income for the Partnership decreased by $5,438,900 and $5,435,500 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The decreases were primarily due to the gain recorded on the 1999 sale of Burlington and the absence of operating results in 2000 from the properties that were sold during 1999. The decrease for the six month periods under comparison was partially offset by improved operating results at Marquette Mall and Office Building ("Marquette").

Net income, exclusive of the effects of the properties sold during 1999, interest expense on the Loan from an Affiliate and the gains on the sales of Burlington and the outparcel of land at Marquette, increased by $33,800 and $268,700 for the quarter and six-months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The increases were primarily the result of improved operating results at Marquette and increases in interest earned on the Partnership's short-term investments resulting from higher interest rates earned.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $173,600 or 15.7% and $130,900 or 6.2% for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The decreases were primarily due to the 1999 receipt of consideration for the early termination of a tenant's lease at Marquette.

Interest expense on the Partnership's mortgage loans decreased by $121,700 and $306,600 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The decreases were primarily due to the June 1999 repayment of the junior mortgage loan collateralized by Marquette. The decreases were also due to increased principal payments on the remaining mortgage loans collateralized by Marquette.

Property operating expenses decreased by $28,600 for the quarter ended June 30, 2000 when compared to the quarter ended June 30, 1999. The decrease was primarily due to decreases in management fees and utility costs. Property operating expenses remained relatively unchanged for the six-month periods under comparison.

Repair and maintenance expenses decreased by $30,400 and $24,600 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999, respectively. The decreases were primarily due to a decrease in repairs to the exterior and interior of Marquette.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                        Comparative Cash Flow
                                                           Results For the
                                                           Six Months Ended
                                                         6/30/00     6/30/99
--------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $ 532,000  $    281,800
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable   275,500       533,200
 Decrease in current assets                               290,300       944,900
 (Decrease) in current liabilities                       (404,300)     (453,300)
--------------------------------------------------------------------------------
Net cash provided by operating activities               $ 693,500  $  1,306,600
--------------------------------------------------------------------------------
Net cash provided by investing activities               $ 920,800  $ 17,607,600
--------------------------------------------------------------------------------
Net cash (used for) financing activities                $(505,700) $(18,452,400)
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Cash Flow (as defined in the Partnership Agreement) increased by $250,200 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The increase was primarily the result of a decrease in principal payments on the Partnership's mortgage loan obligations.

The net increase in the Partnership's cash position of $1,108,600 for the six months ended June 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities. The increase was also due to net cash provided by operating activities exceeding cash distributed to Limited Partners and payments made on the Partnership's mortgage loans payable. Liquid assets of the Partnership as of June 30, 2000 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities for the comparable six month periods of $613,100 was primarily due to the timing of the receipt of rental income at Marquette. The decrease was also the result of the year 2000 payments of state income taxes related to 1999 taxable results.

Net cash provided by investing activities decreased by $16,686,800 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The decrease was primarily due to the 1999 receipt of cash from the sale of Burlington. The decrease was partially offset by a net increase during 1999 in investments in debt securities as opposed to a net maturity during 2000 in investments in debt securities.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 2000, the Partnership spent $43,400 for capital and tenant improvements and leasing costs and has projected to spend approximately $200,000 during the remainder of 2000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $17,946,700 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The decrease was primarily due to the 1999 repayment of mortgage loans utilizing the proceeds from the sale of Burlington.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

The Partnership's mortgage loan outstanding is callable upon thirty days notice from lender.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs. In addition, the Partnership must maintain adequate liquidity to provide for the repayment of its mortgage debt. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 2000, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $71,000.

Distributions to Limited Partners for the quarter ended June 30, 2000 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  2000      December 31,
                                               (Unaudited)      1999
-------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,879,500   $ 1,879,500
 Buildings and improvements                     17,399,300    17,355,900
-------------------------------------------------------------------------
                                                19,278,800    19,235,400
 Accumulated depreciation and amortization      (8,313,500)   (8,061,300)
-------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 10,965,300    11,174,100
Cash and cash equivalents                        6,675,100     5,566,500
Investments in debt securities                                   964,200
Rents receivable                                    96,600       380,300
Other assets                                         6,600        13,200
-------------------------------------------------------------------------
                                               $17,743,600   $18,098,300
-------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                        $ 1,014,500   $ 1,290,000
 Front-End Fees Loan payable to Affiliate        8,295,200     8,295,200
 Accounts payable and accrued expenses             823,600       849,200
 Due to Affiliates, net                                300         4,300
 Prepaid rent                                                     90,300
 State income taxes payable                         15,000       300,000
 Distribution payable                              230,600
 Security deposits                                  82,000        81,600
 Other liabilities                                 112,800       112,200
-------------------------------------------------------------------------
                                                10,574,000    11,022,800
-------------------------------------------------------------------------
Partners' capital
 General Partner                                 1,394,700     1,389,100
 Limited Partners (57,621 Units issued and
  outstanding)                                   5,774,900     5,686,400
-------------------------------------------------------------------------
                                                 7,169,600     7,075,500
-------------------------------------------------------------------------
                                               $17,743,600   $18,098,300
-------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                           General      Limited
                                           Partner     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit), January 1, 1999      $ (775,200) $         0  $  (775,200)
Net income for the year ended December
 31, 1999                                  2,141,700    8,925,800   11,067,500
Capital adjustment, extinguishment of
 debt to Affiliate of General Partner         22,600    2,234,600    2,257,200
Distributions for the year ended
 December 31, 1999                                     (5,474,200)  (5,474,200)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999       1,389,100    5,686,200    7,075,300
Net income for the six months ended June
 30, 2000                                      5,600      549,700      555,300
Distributions for the six months ended
 June 30, 2000                                           (461,000)    (461,000)
-------------------------------------------------------------------------------
Partners' capital, June 30, 2000          $1,394,700  $ 5,774,900  $ 7,169,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2000       1999
------------------------------------------------------------------------
Income:
 Rental                                            $  930,000 $1,820,400
 Interest                                             103,900     78,600
 Gain on sale of property                                      5,507,800
------------------------------------------------------------------------
                                                    1,033,900  7,406,800
------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                                      145,300
 Nonaffiliates                                         21,500    313,200
 Depreciation and amortization                        126,100    256,000
 Property operating:
 Affiliates                                             3,700     32,900
 Nonaffiliates                                        296,900    426,400
 Real estate taxes                                    136,000    193,400
 Insurance--Affiliate                                  32,800     25,900
 Repairs and maintenance                               94,700    248,900
 General and administrative:
 Affiliates                                             3,100      7,700
 Nonaffiliates                                         32,100     26,200
------------------------------------------------------------------------
                                                      746,900  1,675,900
------------------------------------------------------------------------
Income before state income tax expense                287,000  5,730,900
 State income tax expense                               5,000     10,000
------------------------------------------------------------------------
Net income                                         $  282,000 $5,720,900
------------------------------------------------------------------------
Net income allocated to General Partner            $    2,900 $  934,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  279,100 $4,786,300
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     4.84 $    83.07
------------------------------------------------------------------------

For the six months ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2000       1999
------------------------------------------------------------------------
Income:
 Rental                                            $1,972,400 $4,001,900
 Interest                                             198,200    125,900
 Gain on sales of property                                     5,799,600
------------------------------------------------------------------------
                                                    2,170,600  9,927,400
------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                                      290,200
 Nonaffiliates                                         45,500    800,200
 Depreciation and amortization                        252,200    623,800
 Property operating:
 Affiliates                                             9,700     70,700
 Nonaffiliates                                        659,100    918,700
 Real estate taxes                                    271,900    545,400
 Insurance--Affiliate                                  55,100     56,400
 Repairs and maintenance                              243,200    547,700
 General and administrative:
 Affiliates                                             5,800     13,900
 Nonaffiliates                                         53,000     37,900
------------------------------------------------------------------------
                                                    1,595,500  3,904,900
------------------------------------------------------------------------
Income before state income tax expense                575,100  6,022,500
 State income tax expense                              19,800     31,700
------------------------------------------------------------------------
Net income                                         $  555,300 $5,990,800
------------------------------------------------------------------------
Net income allocated to General Partner            $    5,600 $1,204,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  549,700 $4,786,300
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     9.54 $    83.07
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000         1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $  555,300  $  5,990,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                            252,200       623,800
 (Gain) on sales of property                                         (5,799,600)
 Changes in assets and liabilities:
  Decrease in rents receivable                            283,700       699,400
  Decrease in other assets                                  6,600       245,500
  (Decrease) in accounts payable and accrued expenses     (25,600)     (296,500)
  (Decrease) increase in due to Affiliates                 (4,000)       33,300
  (Decrease) in prepaid rent                              (90,300)
  (Decrease) in state income taxes payable               (285,000)
  Increase (decrease) in other liabilities                    600      (190,100)
--------------------------------------------------------------------------------
   Net cash provided by operating activities              693,500     1,306,600
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of property                                     19,461,200
 Decrease (increase) in investments in debt
  securities                                              964,200    (1,695,300)
 Payments for capital and tenant improvements             (43,400)     (158,300)
--------------------------------------------------------------------------------
   Net cash provided by investing activities              920,800    17,607,600
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loans payable                                (18,142,000)
 Principal payments on mortgage loans payable            (275,500)     (533,200)
 Distributions paid to Partners                          (230,600)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                             290,200
 Increase (decrease) in security deposits                     400       (67,400)
--------------------------------------------------------------------------------
   Net cash (used for) financing activities              (505,700)  (18,452,400)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents               1,108,600       461,800
Cash and cash equivalents at the beginning of the
 period                                                 5,566,500     1,160,100
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $6,675,100  $  1,621,900
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates                        $   45,500  $    830,000
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's focus, therefore, is to prepare its asset for sale and find a purchaser for the remaining asset when market conditions warrant such an action. The Partnership has one tenant who occupies 27% of the rental space at the Partnership's property.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 2000, the General Partner was allocated Net Profits of $2,900 and $5,600, respectively. For the quarter and six months ended June 30, 1999, the General Partner was allocated Net Profits of $2,100 and $1,900, respectively. In addition, the General Partner was allocated Net Profits for the quarter and six months ended June 30, 1999 of $932,500 and $1,202,600, respectively, from the sales of Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2000 were as follows:

                                          Paid
                                     ---------------
                                               Six
                                     Quarter Months  Payable
------------------------------------------------------------
Asset management fees                $ 3,700 $ 9,700  None
Reimbursement of property
 insurance premiums                   32,800  55,100  None
Reimbursement of expenses, at cost:
 --Accounting                          1,000   5,300  None
 --Investor communications             2,000   4,900   300
------------------------------------------------------------
                                     $39,500 $75,000  $300
------------------------------------------------------------

On-site property management for the Partnership's property is provided by an independent real estate management company for fees ranging from 3% to 6% of gross rents received by the property.

3. FRONT-END FEES LOAN PAYABLE TO AFFILIATE:

The Partnership borrowed $8,295,200 from an Affiliate of the General Partner, an amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated (the "Subordination") to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be written off to Partners' Capital.

Pursuant to a modification of this loan agreement, beginning January 1, 1996, the Partnership elected to defer payment of interest of the Front-End Fees Loan. During the year ended December 31, 1999, the Affiliate of the General Partner elected to waive the Partnership's obligation for all outstanding deferred interest on this loan and charge no interest in the future.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at June 30, 2000 and December 31, 1999 consisted of the following loans, which are non-recourse:

                                     Partnership's Share
                                    of Principal Balance  Average
                                             at           Interest Maturity
  Property Pledged as Collateral     6/30/00    12/31/99    Rate     Date
------------------------------------------------------------------------------
Marquette Mall and Office Building  $1,014,500 $1,194,000  7.75%   7/1/2002(a)
                                       (b)         96,000
------------------------------------------------------------------------------
                                    $1,014,500 $1,290,000
------------------------------------------------------------------------------

(a) Upon 30 days written notice by Lender, loan is due in full.

(b) Loan was repaid in full during the second quarter of 2000.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1999.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES XI

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                        GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: August 14, 2000                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: August 14, 2000                By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER