Form 10-Q
period 2000-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2000-11-13
CIK 771983

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

  COMMISSION FILE NUMBER 0-15538

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              ILLINOIS                                 36-3364279
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

     TWO NORTH RIVERSIDE PLAZA,                        60606-2607
             SUITE 600,                                (ZIP CODE)
          CHICAGO, ILLINOIS
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its properties for the quarters and nine months ended September 30, 2000 and 1999. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                Comparative Operating Results (a)
                                  For the                For the
                               Quarters Ended       Nine Months Ended
                            9/30/2000 9/30/1999   9/30/2000   9/30/1999
------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues             $928,900  $1,025,800  $2,907,000  $3,134,800
------------------------------------------------------------------------
Property net income (b)     $183,900  $  212,200  $  617,400  $  454,200
------------------------------------------------------------------------
Average occupancy                74%         78%         77%         80%
------------------------------------------------------------------------
PRENTICE PLAZA (50%) (D)
Rental revenues             $     --  $   52,500  $   (5,800) $  809,700
------------------------------------------------------------------------
Property net income (loss)  $     --  $    9,900  $   (5,800) $   62,100
------------------------------------------------------------------------
BURLINGTON OFFICE CENTER I, II AND III (C)
Rental revenues                   --  $  (15,000)         --  $1,120,700
------------------------------------------------------------------------
Property net (loss) income  $     --  $  (19,300) $    7,900  $  125,800
------------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income for the nine-month period of 1999 excludes a gain of $274,500 recorded on the sale of an outparcel of land.
(c) Property net income for the nine-month period of 1999 excludes a gain of $5,525,100 recorded on the sale of the property.
(d) Property net income (loss) for the quarterly and nine-month periods of 1999 excludes a gain of $4,593,000 recorded on the sale of the property.

Net income for the Partnership decreased by $4,435,600 and $9,871,100 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decrease for the quarterly periods under comparison was primarily due to the gain recorded on the 1999 sale of Prentice. The decrease for the nine-month periods under comparison was primarily due to the gains recorded on the sales of Burlington Office Center I, II and III ("Burlington") and Prentice Plaza and the absence of operating results in 2000 from the properties that were sold during 1999, which was partially offset by improved operating results at Marquette Mall and Office Building ("Marquette").

Net income, exclusive of the effects of the properties sold during 1999 and the gains on the sales of Burlington, Prentice Plaza and the outparcel of land at Marquette, decreased by $47,000 for the quarter ended September 30, 2000 when compared to the quarter ended September 30, 1999. The decrease was primarily due to decreased operating results at Marquette and a decrease in interest income earned on the Partnership's short-term investments primarily resulting from lesser average cash available for investment.

Net income, exclusive of the effects of the properties sold during 1999, interest expense on the Loan from an Affiliate and the gains on the sales of Burlington, Prentice Plaza and the outparcel of land at Marquette, increased by $222,100 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increase was primarily due improved operating results at Marquette and an increase in interest earned on the Partnership's short-term investments resulting primarily from increased interest rates earned on these investments.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $96,900 or 9.4% and $227,800 or 7.3% for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decrease for the nine-month periods under comparison was primarily due to the 1999 receipt of consideration for the early termination of a tenant's lease at Marquette. The decrease for the quarterly periods under comparison was primarily due to a decrease in base and percentage rental income.

Interest expense on the Partnership's mortgage loans decreased by $20,800 and $327,300 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decrease for the nine-month periods under comparison was primarily due to the June 1999 repayment of the junior mortgage loan collateralized by Marquette. The decreases for both comparable periods were also due to increased principal payments on the remaining mortgage loans collateralized by Marquette.

Repair and maintenance expenses decreased by $30,200 and $60,600 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decreases were primarily due to a decrease in repairs to the exterior and interior of Marquette.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


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

                                                      Comparative Cash Flow
                                                         Results For the
                                                        Nine Months Ended
                                                      9/30/2000    9/30/1999
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   818,300  $  2,622,600
Items of reconciliation:
 Adjustment for extinguishment of deferred interest
  to Affilate                                                       (2,257,200)
 Scheduled principal payments on mortgage loans
  payable                                                369,500       670,600
 Decrease in current assets                              296,400       800,500
 (Decrease) in current liabilities                      (281,800)     (192,800)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,202,400  $  1,643,700
-------------------------------------------------------------------------------
Net cash provided by investing activities            $   888,000  $ 22,227,700
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(1,082,900) $(24,048,400)
-------------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $1,804,300 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily due to the 1999 extinguishment of deferred interest to an Affiliate. Interest expense deferred on the Front-End Fees Loan payable to an Affiliate of the General Partner since 1996 was considered in the computation of Cash Flow (as defined in the Partnership Agreement). Cash Flow (as defined in the Partnership Agreement), exclusive of the extinguishment of interest expense on the Front-End Fees Loan increased by $452,900. The increase was primarily the result of a decrease in principal payments on the Partnership's mortgage loan obligations together with the increase in interest income, as previously discussed.

The net increase in the Partnership's cash position of $1,007,500 for the nine months ended September 30, 2000 was primarily the result of the maturity of the Partnership's investments in debt securities. The increase was also due to net cash provided by operating activities exceeding cash distributed to Limited Partners and payments made on the Partnership's mortgage loans payable. Liquid assets of the Partnership as of September 30, 2000 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities for the comparable nine-month periods of $441,300 was primarily due to the timing of the receipt of rental income at Marquette. The decrease was also the result of the year 2000 payments of state income taxes related to 1999 taxable results.

Net cash provided by investing activities decreased by $21,339,700 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily due to the 1999 receipt of gross cash proceeds from the sales of Burlington and Prentice Plaza. The decrease was partially offset by a net increase during 1999 in investments in debt securities as opposed to a net maturity in investments in debt securities during 2000.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 2000, the Partnership spent $76,200 for capital and tenant improvements and leasing costs and has projected to spend approximately $100,000 during the remainder of 2000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $22,965,500 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily due to the 1999 repayment of mortgage loans utilizing the proceeds from the sales of Burlington and Prentice Plaza.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

The Partnership's mortgage loan outstanding is callable upon thirty days notice from lender.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs. In addition, the Partnership must maintain adequate liquidity to provide for the repayment of its mortgage debt. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 2000, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $126,700.

Distributions to Limited Partners for the quarter ended September 30, 2000 were declared in the amount of $230,600 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                               September 30,
                                                   2000      December 31,
                                                (Unaudited)      1999
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                           $ 1,879,500   $ 1,879,500
 Buildings and improvements                      17,432,100    17,355,900
--------------------------------------------------------------------------
                                                 19,311,600    19,235,400
 Accumulated depreciation and amortization       (8,439,600)   (8,061,300)
--------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  10,872,000    11,174,100
Cash and cash equivalents                         6,574,000     5,566,500
Investments in debt securities                                    964,200
Rents receivable                                     75,000       380,300
Other assets                                         22,100        13,200
--------------------------------------------------------------------------
                                                $17,543,100   $18,098,300
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                         $   667,500   $ 1,290,000
 Front-End Fees Loan payable to Affiliate         8,295,200     8,295,200
 Accounts payable and accrued expenses              937,900       849,200
 Due to Affiliates, net                               1,000         4,300
 Prepaid rent                                                      90,300
 Distribution payable                               230,600
 State income tax payable                            22,500       300,000
 Security deposits                                   82,200        81,600
 Other liabilities                                  112,800       112,200
--------------------------------------------------------------------------
                                                 10,349,700    11,022,800
--------------------------------------------------------------------------
Partners' capital:
 General Partner                                  1,397,300     1,389,100
 Limited Partners (57,621 Units issued and
  outstanding)                                    5,796,100     5,686,400
--------------------------------------------------------------------------
                                                  7,193,400     7,075,500
--------------------------------------------------------------------------
                                                $17,543,100   $18,098,300
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                          General      Limited
                                          Partner     Partners       Total
------------------------------------------------------------------------------
Partners' (deficit), January 1, 1999     $ (775,200) $         0  $  (775,200)
Net income for the year ended
 December 31, 1999                        2,141,700    8,925,800   11,067,500
Capital Adjustment, extinguishment of
 debt to Affiliate of General Partner        22,600    2,234,600    2,257,200
Distributions for the year ended
 December 31, 1999                                    (5,474,000)  (5,474,000)
------------------------------------------------------------------------------
Partners' capital, December 31, 1999      1,389,100    5,686,400    7,075,500
Net income for the nine months ended
 September 30, 2000                           8,200      801,300      809,500
Distributions for the nine months ended
 September 30, 2000                                     (691,600)    (691,600)
------------------------------------------------------------------------------
Partners' capital, September 30, 2000    $1,397,300  $ 5,796,100  $ 7,193,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2000       1999
------------------------------------------------------------------------
Income:
 Rental                                            $  928,800 $1,063,300
 Interest                                             108,500    131,300
 Gain on sale of property                                      4,593,000
------------------------------------------------------------------------
                                                    1,037,300  5,787,600
------------------------------------------------------------------------
Expenses:
 Interest                                              17,500     49,300
 Depreciation and amortization                        126,100    124,200
 Property operating:
 Affiliates                                             1,400     74,700
 Nonaffiliates                                        378,800    304,700
 Real estate taxes                                    135,900    132,900
 Insurance--Affiliate                                   7,300     23,000
 Repairs and maintenance                               84,000    151,900
 General and administrative:
 Affiliates                                             1,800      7,600
 Nonaffiliates                                         22,800     24,500
------------------------------------------------------------------------
                                                      775,600    892,800
------------------------------------------------------------------------
Income before state income tax expense                261,700  4,894,800
 State income tax expense                               7,500    205,000
------------------------------------------------------------------------
Net income                                         $  254,200 $4,689,800
------------------------------------------------------------------------
Net income allocated to General Partner            $    2,600 $  931,100
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  251,600 $3,758,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     4.37 $    65.23
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2000       1999
-------------------------------------------------------------------------
Income:
 Rental                                            $2,901,200 $ 5,065,200
 Interest                                             306,700     257,200
 Gain on sales of property                                     10,392,600
-------------------------------------------------------------------------
                                                    3,2O7,900  15,715,000
-------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliates                                                       290,200
 Nonaffiliates                                         63,000     849,500
 Depreciation and amortization                        378,300     748,000
 Property operating:
 Affiliates                                            11,100     145,400
 Nonaffiliates                                      1,037,900   1,223,400
 Real estate taxes                                    407,800     678,300
 Insurance--Affiliate                                  62,400      79,400
 Repairs and maintenance                              327,200     699,600
 General and administrative:
 Affiliates                                             7,600      21,500
 Nonaffiliates                                         75,800      63,400
-------------------------------------------------------------------------
                                                    2,371,100   4,798,700
-------------------------------------------------------------------------
Income before state income tax expense                836,800  10,916,300
 State income tax expense                              27,300     235,700
-------------------------------------------------------------------------
Net income                                         $  809,500 $10,680,600
-------------------------------------------------------------------------
Net income allocated to General Partner            $    8,200 $ 2,135,600
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $  801,300 $ 8,545,000
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $    13.91 $    148.30
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000          1999
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   809,500  $ 10,680,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                             378,300       748,000
 (Gain) on sales of property                                         (10,392,600)
 Changes in assets and liabilities:
  Decrease in rents receivable                             305,300       556,300
  (Increase) decrease in other assets                       (8,900)      244,200
  Increase (decrease) in accounts payable and accrued
   expenses                                                 88,700      (319,900)
  (Decrease) in prepaid rent                               (90,300)
  (Decrease) increase in state income tax payable         (277,500)      195,000
  (Decrease) increase in due to Affiliates                  (3,300)       66,200
  Increase (decrease) in other liabilities                     600      (134,100)
---------------------------------------------------------------------------------
   Net cash provided by operating activities             1,202,400     1,643,700
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of property                                      30,358,600
 Decrease (increase) in investments in debt
  securities, net                                          964,200    (7,842,400)
 Payments for capital and tenant improvements              (76,200)     (288,500)
---------------------------------------------------------------------------------
   Net cash provided by investing activities               888,000    22,227,700
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayment of mortgage loans payable                                 (22,868,700)
 Principal payments on mortgage loans payable             (622,500)   (1,338,600)
 Interest deferred on Front-End Fees loan payable to
  Affiliate                                                              290,200
 Distributions paid to Partners                           (461,000)
 Increase (decrease) in security deposits                      600      (131,300)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities             (1,082,900)  (24,048,400)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     1,007,500      (177,000)
Cash and cash equivalents at the beginning of the
 period                                                  5,566,500     1,160,100
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $ 6,574,000  $    983,100
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates during the period      $    63,000  $    879,300
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the

General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2000, the General Partner was allocated Net Profits of $2,600 and $8,200, respectively. For the quarter and nine months ended September 30, 1999, the General Partner was allocated Net Profits of $900 and $2,900, respectively. In addition, the General Partner was allocated Net Profits for the quarter and nine months ended September 30, 1999 of $930,200 and $2,132,700, respectively, from the sales of Partnership properties.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                                   Paid
                                              ---------------
                                                       Nine
                                              Quarter Months  Payable
---------------------------------------------------------------------
Asset management fees                         $1,400  $11,100   None
Reimbursement of property insurance premiums   7,300   62,400   None
Reimbursement of expenses, at cost:
 --Accounting                                     --    5,300   None
 --Investor communications                     1,100    6,000  1,000
---------------------------------------------------------------------
                                              $9,800  $84,800 $1,000
---------------------------------------------------------------------

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

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at September 30, 2000 and December 31, 1999 consisted of the following loans, which are non-recourse:

                                    Partnership's Share
                                    of Principal Balance Average
                                             at          Interest Maturity
  Property Pledged as Collateral    9/30/2000 12/31/1999   Rate     Date
-----------------------------------------------------------------------------
Marquette Mall and Office Building  $667,500  $1,194,000  7.75%   7/1/2002(a)
                                       (b)        96,000
-----------------------------------------------------------------------------
                                    $667,500  $1,290,000
-----------------------------------------------------------------------------

(a) Upon 30 days written notice from Lender, loan is due in full.

(b) Loan was repaid in full during the second quarter of 2000.

For additional information regarding the mortgage loans payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES XI

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                        GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: November 14, 2000              By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: November 14, 2000              By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER