Form 10-K405
period 2000-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2001-03-26
CIK 771983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

                                ---------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
               SUITE 600,                              (ZIP CODE)
           CHICAGO, ILLINOIS

    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 207-0020

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

The Partnership was formed to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate. From May 1986 to September 1989, the Partnership: 1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property. The joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "General Partner"). Through December 31, 2000, the Partnership, with its respective joint venture partners, has dissolved the 70% preferred majority undivided interest in a joint venture, three 50% joint ventures and the four joint ventures with 50% preferred majority interests in real property all as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

Property management services for the Partnership's remaining real estate investment is provided by a third-party real estate management company for fees calculated as a percentage of gross rents received from the property. An Affiliate of the General Partner provides property supervisory services for the Partnership's remaining property for fees based on hourly rates.

The real estate business is highly competitive. Results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 2001, there were 22 employees at the Partnership's property for on-site property maintenance and administration.

ITEM 2. PROPERTIES (A)(B)

As of December 31, 2000, the Partnership owned the following property, which was owned in fee simple and encumbered by a mortgage. For details of the material terms of the mortgage, refer to Note 4 of Notes to Financial Statements.

                                                     Net Leasable    Number of
      Property Name                Location          Sq. Footage    Tenants (c)
-------------------------------------------------------------------------------
Marquette Mall and Office
 Building                   Michigan City, Indiana     388,159         95(1)
-------------------------------------------------------------------------------

(a) For a discussion of significant operating results and major capital expenditures planned for Marquette refer to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.
(b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. Marquette Mall and Office Building's ("Marquette") real estate tax expense was $564,100 for the year ended December 31, 2000. In the opinion of the General Partner, Marquette is adequately insured and serviced by all necessary utilities.
(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of Marquette.

The following table presents Marquette's occupancy rates as of December 31 for each of the last five years:

 Property
   Name             2000                 1999                 1998                 1997                 1996
------------------------------------------------------------------------------------------------------------
 Marquette          78%                  80%                  82%                  80%                  83%
------------------------------------------------------------------------------------------------------------

The amounts in the following table represent Marquette's average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing Marquette's base rental revenues by its average occupied square footage:

 Property
   Name            2000                1999                1998                1997                1996
--------------------------------------------------------------------------------------------------------
 Marquette         $7.25               $6.54               $7.08               $7.17               $6.90
--------------------------------------------------------------------------------------------------------

The following table summarizes the principal provisions of the lease for the tenant, which occupies ten percent or more of the leasable square footage at
Marquette:


                         Partnership's per annum
                            Base Rent (a) for                Percentage of     Renewal
                         ------------------------ Expiration  Net Leasable     Options
                                   Final Twelve    Date of   Square Footage    (Renewal
                           2001   Months of Lease   Lease       Occupied    Options/Years)
------------------------------------------------------------------------------------------
J.C. Penney (department
 store)                  $139,000    $139,000     1/31/2003        29%          4 / 5
------------------------------------------------------------------------------------------

(a) The Partnership's per annum base rent for the tenant listed above for each of the years between 2001 and the final twelve months for the above lease is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2010:

                                                    Base Rents in
                                                       Year of
                  Number of                          Expiration           % of Total
        Year       Tenants        Square Feet            (a)            Base Rents (b)
           ---------------------------------------------------------------------------
        2001          51             54,861           $229,800              12.85%
        2002          20             22,412           $247,400              16.29%
        2003           5            116,217           $ 84,600               7.57%
        2004           8             25,199           $211,100              23.59%
        2005           5             29,260           $ 86,200              13.93%
        2006           0               None               None               0.00%
        2007           1             81,420           $  7,400               1.64%
        2008           3             23,652           $297,500              71.96%
        2009           0               None               None               0.00%
        2010           1              1,522           $  4,700               5.97%
           ---------------------------------------------------------------------------

(a) Represents the amount of base rents to be collected each year on expiring leases. (Note: Since leases expire at different dates in each year, the amounts in this column do not purport to include a full year's base rent on expiring leases).
(b) Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership's total base rents scheduled to be collected based on leases in effect as of December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2000. Ordinary routine legal matters incidental to the business which was not deemed material, were pursued during the quarter ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2001, there were 3,738 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          -----------------------------------------------------------
                             2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------
Total revenues            $ 4,728,900 $17,001,800 $ 9,134,200 $10,926,100 $11,264,700
Net income                $ 1,547,400 $11,067,500 $   214,100 $ 1,280,900 $   241,900
Net income allocated to
 Limited Partners         $ 1,531,900 $ 8,925,800        None        None        None
Net income allocated to
 Limited Partners per
 Unit (57,621 Units
 outstanding)             $     26.59 $    154.91        None        None        None
Total assets              $17,913,600 $18,098,300 $36,930,500 $36,756,800 $43,459,800
Mortgage loans payable    $   568,400 $ 1,290,000 $25,646,200 $26,735,900 $34,803,200
Front-End Fees loan
 payable to Affiliate
 (a)                      $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200
Declared distributions
 to Limited Partners per
 Unit (b)                 $     16.00 $     95.00        None        None        None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $10,848,700 $11,174,100 $31,663,000 $32,428,200 $40,962,400
Number of real property
 interests owned at
 December 31                        1           1           3           3           4
-------------------------------------------------------------------------------------

(a) Excludes deferred interest payable.
(b) Distributions to Limited Partners for the year ended December 31, 1999 were comprised of Sale Proceeds.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                             2000          1999         1998         1997         1996
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 1,570,400  $  2,977,100  $   615,700  $   534,600  $   152,200
Items of reconciliation:
 Adjustment for
  extinguishment of
  deferred interest to
  affilate                       None  $ (2,257,200)        None         None         None
 Principal payments on
  mortgage loans payable
  (b)                         468,600       819,500    1,089,700      653,700      923,200
 Changes in current
  assets and
  liabilities:
  (Increase) decrease in
   current assets            (203,000)      666,000     (130,800)      48,200       64,100
  (Decrease) increase in
   current liabilities       (321,600)     (229,800)     380,800     (256,800)     (31,500)
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 1,514,400  $  1,975,600  $ 1,955,400  $   979,700  $ 1,108,000
-------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $   798,000  $ 32,100,700  $(2,141,600) $ 6,995,100  $ 4,810,400
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(1,410,500) $(29,669,900) $  (421,200) $(7,580,200) $(5,877,100)
-------------------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures.
(b) Nonscheduled principal payments of $253,000 and $668,000 in 2000 and 1999, respectively, are excluded.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-12 in this report and the supplemental schedule on pages A-13 and A-14.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. During the year ended December 31, 1999, the Partnership sold two of its interests in real property. Cumulatively, through December 31, 2000 the Partnership, with its respective joint venture partners, has dissolved the 70% preferred majority undivided interest in a joint venture, three joint ventures with a 50% interest in real property and the four joint ventures with 50% preferred majority interests in real property all as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 2000, 1999 and 1998. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                     Comparative Operating Results (a)
                                      For the Years Ended December 31,
                                    ------------------------------------
                                       2000       1999       1998
------------------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues                     $4,305,700 $4,236,600 $4,319,600
------------------------------------------------------------------------
Property net income (b)             $1,279,900 $  777,200 $  291,900
------------------------------------------------------------------------
Average occupancy                          79%        82%        81%
------------------------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues                     $   10,100 $1,964,200 $4,544,000
------------------------------------------------------------------------
Property net income (c)             $   11,900 $  214,400 $  464,200
------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan, general and administrative and state income tax expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.
(b) Property net income for 1999 excludes the gain recorded on the sale of a land parcel. For further information regarding this sale, see Note 7 of Notes to Financial Statements.
(c) Sold Properties includes the results of Prentice Plaza (sold July 1999) and Burlington Office Center I, II and III ("Burlington") (sold May 1999), exclusive of the gains recorded on these sales. For further information regarding these sales, see Note 7 of Notes to Financial Statements.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999
Net income decreased by $9,520,100 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the gains recorded during 1999 on the sales of Partnership properties. The decrease was partially offset by improved operating results at Marquette Mall and Office Building ("Marquette") and the 2000 absence of interest expense on the Loan from Affiliate.

Net income, exclusive of properties sold during 1999 and interest expense on Loan from Affiliate, increased by $794,400 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The increase was primarily due to improved operating results at Marquette. The increase was also due to a decrease in state income tax expense.

The following comparative discussion include only the operating results of Marquette.

Rental revenues increased by $69,100 or 1.6% for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The increase was primarily due to an increase in reimbursements for common area maintenance expenses and an increase percentage and base rental income. The increase was partially offset by the 1999 receipt of consideration for the early termination of a tenant's lease.

Interest expense decreased by $341,800 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the June 1999 repayment of the junior mortgage loan collateralized by Marquette and the second quarter 2000 repayment of the mortgage loan collateralized by Marquette Office Building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Property operating expenses decreased by $90,800 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due a decrease in advertising and marketing expenses together with a decrease in utility costs.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998
Net income increased by $10,853,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to the 1999 gains recorded on the sales of Prentice Plaza and Burlington. The increase was also due to improved operating results at Marquette and an increase in interest earned on the Partnership's short-term investments. In addition, interest expense on the Front-End Fees loan was reduced in 1999 as compared to 1998 as a result of the waiving of all future interest (see discussion in Liquidity section). Partially offsetting these increases, were reductions in income in 1999 resulting from the partial absence of operating results from the properties sold together with increased state income tax expense resulting from the gains reported on the properties sold.

Net income, exclusive of Sold Properties and interest on the Front-End Fees loan, increased by $350,400 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to improved operating results at Marquette and the increase in interest earned on the Partnership's short-term investments.

The following comparative discussions include only the operating results of Marquette.

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

Interest expense decreased by $468,900 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to the effects of the June 1999 repayment of the junior mortgage collateralized by Marquette. The decrease was also due to the effects of increased principal payments on the senior mortgages collateralized by Marquette.

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

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through the asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals, for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

Cash Flow (as defined in the Partnership Agreement) decreased by $1,406,700 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the 1999 waiver of deferred interest due to an Affiliate of the General Partner. Interest expense deferred on the Front-End Fees Loan payable to an Affiliate of the General Partner since 1996 was considered in the previous computations of Cash Flow (as defined in the Partnership Agreement). Cash Flow (as defined in the Partnership Agreement), exclusive of interest expense on the Front-End Fees Loan, increased by $850,500. The increase was primarily due to the improved operating results at Marquette, exclusive of depreciation and amortization, and reduced principal payments on the Partnership's mortgage debt.

The increase of $901,900 in the Partnership's cash position for the year ended December 31, 2000 was primarily the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

result of the net maturity of the Partnership's December 31, 1999 investments in debt securities. The increase was slightly offset by regularly scheduled principal payments on the Partnership's mortgage debt, distributions to Limited Partners and payments for capital and tenant improvements exceeding net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 2000 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $461,200 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was due to the timing of the payment of state income taxes. The decrease was partially offset by the increase in net income, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by investing activities decreased by $31,302,700 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the gross proceeds received during 1999 from the sales of Burlington and Prentice Plaza.

Investments in debt securities is a result of the extension of the maturties of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts while they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership has no financial instruments for which there are significant risks.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 2000, the Partnership spent $166,200 for building and tenant improvements and leasing costs and has budgeted to spend approximately $750,000 during 2001. Included in the 2001 budget is $450,000 for repairs to the roof and $150,000 for repairs to the parking lot. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

Net cash used for financing activities decreased by $28,259,400 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the 1999 repayment of the mortgage loans with a portion of the proceeds from the sales of Burlington and Prentice Plaza. The decrease was also due to the 1999 special distribution to Limited Partners of a portion of the proceeds from the sale of Prentice Plaza. The decrease was partially offset by 2000 distributions to Limited Partners.

Pursuant to a 1999 modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs. In addition, the Partnership must maintain adequate liquidity to provide for the repayment of its mortgage debt. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 2000 Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $648,300.

Distributions to Limited Partners for the quarter ended December 31, 2000 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent on the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the General Partner. The directors of FCFC, as of March 1, 2001, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2001.

       NAME                                                              OFFICE
       ----                                                             --------
       Douglas Crocker II.............................................. Director
       Donald J. Liebentritt........................................... Director

Douglas Crocker II, 60, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Donald J. Liebentritt, 50, has been Vice President of the General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC, Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2001 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

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

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Norman M. Field, 52, has been Vice President of Finance and Treasurer of the General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 until November 2000.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a-d) As stated in Item 10, the Partnership has no officers or directors.
   Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2000. However, the General Partner and its Affiliates do compensate its directors and officers.

  For additional information see Item 13 Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2001, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 57,621 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2001, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the General Partner provide property supervisory services to the Partnership. During the year ended December 31, 2000, these Affiliates were entitled to supervisory fees of $11,800. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $110,500 for insurance, personnel and other services. As of December 31, 2000, $1,300 of these fees and reimbursements were due to Affiliates. Services provided by Affiliates are on terms, which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

  Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

  In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 2000, the General Partner was allocated Net Profits of $15,500.

(b) None.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a, c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES XI

                                     BY:  FIRST CAPITAL FINANCIAL LLC GENERAL
                                        PARTNER

Dated: March 23, 2001                         /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                  DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        /s/ DOUGLAS CROCKER II           March 23, 2001    President, Chief Executive
     _________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the General Partner

      /s/ DONALD J. LIEBENTRITT          March 23, 2001    Vice President and
     _________________________________                      Director of the General
        DONALD J. LIEBENTRITT                               Partner

       /s/ NORMAN M. FIELD               March 23, 2001    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
-------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 2000 and 1999                        A-3
Statements of Partners' Capital for the Years
 Ended December 31, 2000, 1999 and 1998                                A-4
Statements of Income and Expenses for the Years
 Ended December 31, 2000, 1999 and 1998                                A-5
Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                                      A-6
Notes to Financial Statements                                      A-7 to A-12
SCHEDULE FILED AS PART OF THIS REPORT
III--Real Estate and Accumulated Depreciation as of December 31,
 2000                                                             A-13 and A-14
-------------------------------------------------------------------------------

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

EXHIBIT (10) Material Contracts

Real Estate Sale Agreement and Closing Statements for the sale of the Partnership's investment in Burlington Office Center I, II & III filed as an exhibit to the Partnership's Report on Form 8-K filed on May 21, 1999, is incorporated herein by reference.

Real Estate Sale Agreement and Closing Statements for the sale of the Partnership's investment in Prentice Plaza filed as an exhibit to the Partnership's Report on Form 8-K filed on July 27, 1999, is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 1999 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series XI
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series XI as of December 31, 2000 and 1999, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series XI at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     Ernst & Young LLP

Chicago, Illinois
February 7, 2001

BALANCE SHEETS
December 31, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                  2000         1999
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,879,500  $ 1,879,500
 Buildings and improvements                     17,522,100   17,355,900
------------------------------------------------------------------------
                                                19,401,600   19,235,400
 Accumulated depreciation and amortization      (8,552,900)  (8,061,300)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 10,848,700   11,174,100
Cash and cash equivalents                        6,468,400    5,566,500
Investments in debt securities                                  964,200
Rents receivable                                   596,500      380,300
Other assets                                                     13,200
------------------------------------------------------------------------
                                               $17,913,600  $18,098,300
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                        $   568,400  $ 1,290,000
 Front-End Fees loan payable to Affiliate        8,295,200    8,295,200
 Accounts payable and accrued expenses             752,200      849,200
 Due to Affiliates, net                              1,300        4,300
 Prepaid rent                                       61,700       90,300
 State income taxes payable                         25,000      300,000
 Security deposits                                  84,200       81,600
 Distribution payable                              230,600
 Other liabilities                                 194,200      112,200
------------------------------------------------------------------------
                                                10,212,800   11,022,800
------------------------------------------------------------------------
Partners' Capital:
 General Partner                                 1,404,600    1,389,100
 Limited Partners (57,621 Units issued and
  outstanding)                                   6,296,200    5,686,400
------------------------------------------------------------------------
                                                 7,700,800    7,075,500
------------------------------------------------------------------------
                                               $17,913,600  $18,098,300
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                         General      Limited
                                         Partner     Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit), January 1, 1998    $ (989,300)              $  (989,300)
Net income for the year ended
 December 31, 1998                         214,100                   214,100
-----------------------------------------------------------------------------
Partners' (deficit), December 31, 1998    (775,200)                 (775,200)
Net income for the year ended
 December 31, 1999                       2,141,700  $ 8,925,800   11,067,500
Capital adjustment, extinguishment of
 debt to affiliate of General Partner       22,600    2,234,600    2,257,200
Distributions for the year ended
 December 31, 1999                                   (5,474,000)  (5,474,000)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1999     1,389,100    5,686,400    7,075,500
Net income for the year ended
 December 31, 2000                          15,500    1,531,900    1,547,400
Distributions for the year ended
 December 31, 2000                                     (922,100)    (922,100)
-----------------------------------------------------------------------------
Partners' capital, December 31, 2000    $1,404,600  $ 6,296,200  $ 7,700,800
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s except per Unit amounts)

                                                 2000       1999        1998
-------------------------------------------------------------------------------
Income:
 Rental                                       $4,315,800 $ 6,200,800 $8,934,600
 Interest                                        413,100     398,800    199,600
 Gain on sales of property                                10,402,200
-------------------------------------------------------------------------------
                                               4,728,900  17,001,800  9,134,200
-------------------------------------------------------------------------------
Expenses:
 Interest:
 Affiliate                                                   290,200    640,800
 Nonaffiliates                                    75,500     876,500  2,070,700
 Depreciation and amortization                   491,600     874,100  1,491,300
 Property operating:
 Affiliates                                       11,800     148,100    166,600
 Nonaffiliates                                 1,298,700   1,559,400  1,992,200
 Real estate taxes                               564,100     835,400  1,288,000
 Insurance--Affiliate                            101,300     102,200    104,200
 Repairs and maintenance                         481,000     814,300  1,003,500
 General and administrative:
 Affiliates                                        9,200      28,600     27,800
 Nonaffiliates                                   118,500      83,800    134,600
-------------------------------------------------------------------------------
                                               3,151,700   5,612,600  8,919,700
-------------------------------------------------------------------------------
Net income before state income tax expense     1,577,200  11,389,200    214,500
State income tax expense                          29,800     321,700        400
-------------------------------------------------------------------------------
Net income                                    $1,547,400 $11,067,500 $  214,100
-------------------------------------------------------------------------------
Net income allocated to General Partner       $   15,500 $ 2,141,700 $  214,100
-------------------------------------------------------------------------------
Net income allocated to Limited Partners      $1,531,900 $ 8,925,800 $        0
-------------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (57,621 Units outstanding)              $    26.59 $    154.91 $        0
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                          2000          1999         1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $ 1,547,400  $ 11,067,500  $   214,100
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization             491,600       874,100    1,491,300
 (Gain) on sales of property                         (10,402,200)
 Changes in assets and liabilities:
  (Increase) decrease in rents
   receivable                             (216,200)      431,600     (145,800)
  Decrease in other assets                  13,200       234,400       15,000
  (Decrease) increase in accounts
   payable and accrued expenses            (97,000)     (444,900)     228,900
  (Decrease) increase in due to
   Affiliates                               (3,000)       14,500        4,500
  (Decrease) increase in prepaid rent      (28,600)     (107,100)      62,400
  (Decrease) increase in state income
   taxes payable                          (275,000)      300,000
  Increase in other liabilities             82,000         7,700       85,000
------------------------------------------------------------------------------
   Net cash provided by operating
    activities                           1,514,400     1,975,600    1,955,400
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial
  rental properties                                   30,368,200
 Payments for building and tenant
  improvements                            (166,200)     (299,000)    (633,500)
 Decrease (increase) in investments in
  debt securities, net                     964,200     2,031,500   (1,508,100)
------------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                   798,000    32,100,700   (2,141,600)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                 (721,600)     (819,500)  (1,089,700)
 Repayment of mortgage loans payable                 (23,536,700)
 Interest deferred on Front-End Fees
  loan payable to Affiliate                              290,200      640,800
 Distributions to Limited Partners        (691,500)   (5,474,000)
 Increase (decrease) in security
  deposits                                   2,600      (129,900)      27,700
------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                          (1,410,500)  (29,669,900)    (421,200)
------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                          901,900     4,406,400     (607,400)
Cash and cash equivalents at the
 beginning of the year                   5,566,500     1,160,100    1,767,500
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $ 6,468,400  $  5,566,500  $ 1,160,100
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $    75,500  $    906,300  $ 2,072,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

In 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's main focus, therefore, is to prepare its remaining asset for sale and find a purchaser when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position of the Partnership. The Partnership has one tenant who occupies 29% of the Partnership's rental space at the Partnership's property.

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

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2000 and 1999.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 2000 the General Partner was allocated Net Profits of $15,500. For the year ended December 31, 1999, the General Partner was allocated Net Profits of $2,141,700, which included $2,135,100 of gains from the sales of Partnership properties. For the year ended December 31, 1998 the General Partner was allocated 100% of Net Profits of $214,100. For the year ended December 31, 1998, no amounts were allocated to Limited Partners as the cumulative computation of Limited Partners' capital account resulted in a deficit balance.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates were as follows:

                                   For the Years Ended December 31,
                         ------------------------------------------------------
                               2000             1999               1998
                         ---------------- ----------------  -------------------
                           Paid   Payable   Paid   Payable    Paid    Payable
--------------------------------------------------------------------------------
Property management and
 leasing fees            $ 11,800   None  $ 80,100 $ (400)  $ 85,300 $  (15,500)
Interest expense on
 Front-End Fees loan
 (Note 3)                    None   None      None   None       None  1,967,000
Reimbursement of
 property insurance
 premiums                 101,300   None   102,200   None    104,100       None
Legal                        None   None   147,500   None     90,100      1,500
Reimbursement of
 expenses, at cost:
 --Accounting               5,300   None    16,700  3,600     18,500      3,200
 --Investor
  communication             7,300 $1,300    10,300  1,100      3,500        600
--------------------------------------------------------------------------------
                         $125,700 $1,300  $356,800 $4,300   $301,500 $1,956,800
--------------------------------------------------------------------------------

The variance between the amounts listed on this table and the Statement of Income and Expense is due to capitalized legal costs.

Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, which is an Affiliate of the General Partner and is in the business of owning and operating mobile home communities, was obligated to the Partnership under a lease of office space at Prentice Plaza. During the years ended December 31, 1999 and 1998, the Partnership's share of MHC's rent and reimbursement of expenses was $23,400 and $39,000, respectively. The per square foot rent paid by MHC was comparable to that paid by other tenants at Prentice Plaza. The Partnership sold Prentice Plaza in July 1999.

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

Pursuant to a modification of this loan agreement, beginning January 1, 1996, the Partnership elected to defer payment of interest on the Front-End Fees Loan. During the year ended December 31, 1999, the Affiliate of the General Partner elected to waive the Partnership's obligation for all outstanding deferred interest on this loan and charge no interest in the future. During the year ended December 31, 1999, the Partnership reflected the waiver of deferred interest in the financial statements through an adjustment of $2,257,700 to Partners' Capital.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans payable at December 31, 2000 and 1999 consisted of the following loans, which are non-recourse:

                     Principal Balance
                            at             Average                    Estimated
Property Pledged    ---------------------- Interest Maturity Periodic  Balloon
as Collateral       12/31/00     12/31/99    Rate     Date   Payment   Payment
-------------------------------------------------------------------------------
Marquette Mall and  $568,400(a) $1,194,000  7.75%   7/1/2002 $37,142    None
 Office Building            (b)     96,000
-------------------------------------------------------------------------------
                    $568,400    $1,290,000
-------------------------------------------------------------------------------

(a) Upon 30 days written notice by Lender, loan is due in full.
(b) During the second quarter of 2000 this loan was repaid in full.

Principal amortization on the Partnership's mortgage loan, based on its terms as of December 31, 2000, for the years ended December 31, 2001 and 2002 is $416,200 and $152,200, respectively.

5. FUTURE MINIMUM RENTS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 2000 was as follows:

                    2001        $1,788,600
                    2002         1,518,400
                    2003         1,118,000
                    2004           895,000
                    2005           619,000
                    Thereafter   1,880,900
                             -------------
                                $7,819,900
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rents. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents. Percentage rents earned for the years ended December 31, 2000, 1999 and 1998 were $452,200, $371,700 and $396,800, respectively.

6. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the years ended December 31, 2000, 1999 and 1998, net income for income tax reporting purposes was $998,600, $8,275,700 and $30,900, respectively. The aggregate cost of commercial rental properties for Federal income tax purposes at December 31, 2000 was $26,501,600.

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

8. STATE INCOME TAX:

State income tax expense is comprised substantially of taxes based on the taxable income imposed by Illinois, Michigan and Indiana.

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2000

    Column A      Column B        Column C             Column D                    Column E                  Column F  Column G
----------------  -------- ---------------------- ------------------- ----------------------------------    ---------- ---------
                                                   Costs capitalized
                                Initial cost         subsequent to          Gross amount at which
                               to Partnership         acquisition         carried at close of period
                           ---------------------- ------------------- ----------------------------------
                                       Buildings                                  Buildings                  Accumu-
                                          and                Carrying                and                      lated     Date of
                   Encum-              Improve-    Improve-   Costs               Improve-      Total       Deprecia-  construc-
  Description     brances     Land       ments      ments      (1)     Land (5)     ments      (2)(3)        tion (2)    tion
--------------------------------------------------------------------------------------------------------------------------------
SHOPPING CENTER:
Marquette Mall
and Office
Building
(Michigan City,
IN) (100%
Interest)         $568,400 $2,000,000 $20,306,700 $4,150,600 $164,800 $1,879,500 $17,522,100 $19,401,600(4) $8,552,900   1967
--------------------------------------------------------------------------------------------------------------------------------
    Column A      Column H   Column I
----------------- --------- ----------
                             Life on
                              which
                            deprecia-
                             tion in
                               lat-
                            est income
                            statements
                    Date     is com-
  Description     Acquired    puted
--------------------------------------------------------------------------------------------------------------------------------
SHOPPING CENTER:
Marquette Mall
and Office
Building
(Michigan City,
IN) (100%                      35 (6)
Interest)         Dec. 1986  2-10 (7)
--------------------------------------------------------------------------------------------------------------------------------




                                                                             A-9
                 See accompanying notes on the following page.

NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:

                                                       Years ended
                        ----------------------------------------------------------------------------
                           December 31, 2000        December 31, 1999          December 31, 1998
                        ------------------------ -------------------------  ------------------------
                                    Accumulated               Accumulated               Accumulated
                           Cost     Depreciation    Cost      Depreciation     Cost     Depreciation
----------------------------------------------------------------------------------------------------
Balance at the
 beginning of the year  $19,235,400  $8,061,300  $48,863,600  $17,200,600   $48,230,100 $15,801,900
Additions during the
 year:
 Improvements               166,200                  299,000                    633,500
 Provisions for
  depreciation                          491,600                   841,400                 1,398,700
Deductions during the
 year:
 Cost of real estate
  sold                                           (29,927,200)
 Accumulated
  depreciation on real
  estate sold                                                  (9,980,700)
----------------------------------------------------------------------------------------------------
Balance at the end of
 the year               $19,401,600  $8,552,900  $19,235,400  $ 8,061,300   $48,863,600 $17,200,600
----------------------------------------------------------------------------------------------------

Note 3. The aggregate cost for federal income tax purposes as of December 31, 2000 was $26,501,600.

Note 4. Includes cumulative provisions for value impairment of $7,100,000 for Marquette.

Note 5. Land has been reduced by $120,500 in connection with the sales of two outparcels at Marquette.

Note 6. Estimated useful life in years for building.

Note 7. Estimated useful life in years for improvements.