Form 10-Q
period 2001-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2001-05-10
CIK 771983

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

  FOR THE PERIOD ENDED MARCH 31, 2001

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)


                                                March 31,
                                                   2001      December 31,
                                               (Unaudited)       2000
--------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $  1,879,500   $ 1,879,500
 Buildings and improvements                      17,536,400    17,522,100
--------------------------------------------------------------------------
                                                 19,415,900    19,401,600
 Accumulated depreciation and amortization       (8,673,400)   (8,552,900)
--------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                  10,742,500    10,848,700
Cash and cash equivalents                         6,798,500     6,468,400
Rents receivable                                    425,100       596,500
--------------------------------------------------------------------------
                                               $ 17,966,100   $17,913,600
--------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                        $    467,300   $   568,400
 Front-End Fees Loan payable to Affiliate         8,295,200     8,295,200
 Accounts payable and accrued expenses              908,000       752,200
 Due to Affiliates                                    2,000         1,300
 Prepaid rent                                            --        61,700
 State income taxes payable                          40,500        25,000
 Distribution payable                               230,600       230,600
 Security deposits                                   83,800        84,200
 Other liabilities                                  198,700       194,200
--------------------------------------------------------------------------
                                                 10,226,100    10,212,800
--------------------------------------------------------------------------
Partners' capital:
 General Partner                                  1,407,300     1,404,600
 Limited Partners (57,621 Units issued and
  outstanding)                                    6,332,700     6,296,200
--------------------------------------------------------------------------
                                                  7,740,000     7,700,800
--------------------------------------------------------------------------
                                                $17,966,100   $17,913,600
--------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the quarter ended March 31, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                             General    Limited
                                             Partner    Partners     Total
------------------------------------------------------------------------------
Partners' capital, January 1, 2000          $1,389,100 $5,686,400  $7,075,500
Net income for the year ended December 31,
 2000                                           15,500  1,531,900   1,547,400
Distributions for the year ended December
 31, 2000                                           --   (922,100)   (922,100)
------------------------------------------------------------------------------
Partners' capital December 31, 2000          1,404,600  6,296,200   7,700,800
Net income for the quarter ended March 31,
 2001                                            2,700    267,000     269,700
Distributions for the quarter ended
 March 31, 2001                                     --   (230,500)   (230,500)
------------------------------------------------------------------------------
Partners' capital March 31, 2001            $1,407,300 $6,332,700  $7,740,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2001       2000
------------------------------------------------------------------------
Income:
 Rental                                            $1,022,300 $1,042,400
 Interest                                              90,700     94,300
------------------------------------------------------------------------
                                                    1,113,000  1,136,700
------------------------------------------------------------------------
Expenses:
 Interest:
  Nonaffiliates                                        10,400     24,000
 Depreciation and amortization                        120,500    126,100
 Property operating:
  Affiliates                                            1,900      6,000
  Nonaffiliates                                       384,400    362,200
 Real estate taxes                                    139,900    135,900
 Insurance--Affiliate                                  18,300     22,300
 Repairs and maintenance                              124,500    148,500
 General and administrative:
  Affiliates                                            1,800      2,700
  Nonaffiliates                                        26,100     20,900
------------------------------------------------------------------------
                                                      827,800    848,600
------------------------------------------------------------------------
Income before state income tax expense                285,200    288,100
State income tax expense                               15,500     14,800
------------------------------------------------------------------------
Net income                                         $  269,700 $  273,300
------------------------------------------------------------------------
Net income allocated to General Partner            $    2,700 $    2,700
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  267,000 $  270,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     4.63 $     4.70
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                             2001        2000
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                               $  269,700  $  273,300
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of land parcel
  Depreciation and amortization                              120,500     126,100
  Changes in assets and liabilities:
   Decrease in rents receivable                              171,400     302,200
   Decrease in other assets                                       --       3,000
   Increase in accounts payable and accrued expenses         155,800     103,000
   Increase (decrease) in due to Affiliates                      700      (4,500)
   (Decrease) in prepaid rent                                (61,700)    (48,100)
   Increase in state income taxes payable                     15,500      14,800
   Increase in other liabilities                               4,500         700
---------------------------------------------------------------------------------
    Net cash provided by operating activities                676,400     770,500
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (14,300)     (3,900)
 Maturity of investments in debt securities, net                         334,200
---------------------------------------------------------------------------------
    Net cash (used for) provided by investing activities     (14,300)    330,300
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable               (101,100)   (151,800)
 Distributions paid to Partners                             (230,500)
 (Decrease) in security deposits                                (400)       (400)
---------------------------------------------------------------------------------
    Net cash (used for) financing activities                (332,000)   (152,200)
---------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    330,100     948,600
Cash and cash equivalents at the beginning of the period   6,468,400   5,566,500
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $6,798,500  $6,515,100
---------------------------------------------------------------------------------
Interest paid to nonaffiliates during the period          $   10,400  $   24,000
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2001, are not necessarily indicative of the operating results for the year ending December 31, 2001.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its remaining asset for sale and find a purchaser for its asset when market conditions warrant such an action.

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

Reference is made to the Partnership's Annual Report for the year ended December 31, 2000, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For both of the three months ended March 31, 2001 and March 31, 2000, the General Partner was allocated Net Profits of $2,700.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 2001 were as follows:

                                               Paid   Payable
-------------------------------------------------------------
Asset management fees                         $ 1,900   None
Reimbursement of property insurance premiums   18,300   None
Reimbursement of expenses, at cost:
 --Investor communication                       1,100 $2,000
-------------------------------------------------------------
                                              $21,300 $2,000
-------------------------------------------------------------

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

Pursuant to a modification of this loan agreement, beginning January 1, 1996, the Partnership elected to defer payment of interest of the Front-End Fees Loan. During the year ended December 31, 1999, the Affiliate of the General Partner elected to waive the Partnership's obligation for all outstanding deferred interest on this loan and charge no interest in the future. During the year ended December 31, 1999, the Partnership reflected the waiver of deferred interest in the financial statements through an adjustment of $2,257,200 to Partners' Capital.

4. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at March 31, 2001 and December 31, 2000 consisted of the following loan, which is non-recourse:

   Property     Partnership's Share of Average
  Pledged as     Principal Balance at  Interest Maturity
  Collateral    3/31/2001  12/31/2000    Rate     Date
-----------------------------------------------------------
Marquette Mall  $   467,300 $   568,400 7.75%   7/1/2002(a)
-----------------------------------------------------------

(a) Upon 30 days written notice by Lender, loan is due in full.

For additional information regarding the mortgage loan payable, refer to the Partnership's Annual Report for the year ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 2000 for a discussion of the Partnership's business.

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

OPERATIONS
The table below is a recap of certain operating results of Marquette Mall and Office Building ("Marquette") for the three months ended March 31, 2001 and 2000. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                     Comparative Operating
                          Results (a)
                       For the Quarters
                             Ended
                     3/31/2001  3/31/2000
------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues      $1,018,800 $1,045,000
------------------------------------------
Property net income  $  218,800 $  220,000
------------------------------------------
Average occupancy           78%        80%
------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the three months ended March 31, 2001 decreased by $3,600 when compared to the three months ended March 31, 2000. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $26,200 or 2.5% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease was primarily due to a decrease in base rental income, which was partially offset by an increase in short-term rental income.

Interest expense on decreased by $13,600 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due to the effects of the 2000 repayment of the mortgage loan collateralized by Marquette Office Building.

Property operating expense increased by $18,100 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000, which was due to an increase in utility costs.

Repairs and maintenance expense decreased by $24,000 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily due to a decrease in cleaning and roof repair costs.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by accounting principles generally accepted in the United States ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


                                                         Comparative Cash
                                                           Flow Results
                                                         For the Quarters
                                                               Ended
                                                        3/31/2001  3/31/2000
-----------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)     $ 289,100  $ 247,600
Items of reconciliation:
 Scheduled principal payments on mortgage loans payable   101,100    151,800
 Decrease in current assets                               171,400    305,200
 Increase in current liabilities                          114,800     65,900
-----------------------------------------------------------------------------
Net cash provided by operating activities               $ 676,400  $ 770,500
-----------------------------------------------------------------------------
Net cash (used for) provided by investing activities    $ (14,300) $ 330,300
-----------------------------------------------------------------------------
Net cash (used for) financing activities                $(332,000) $(152,200)
-----------------------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $41,500 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The increase was primarily the result of a decrease in principal payments on the Partnership's mortgage loan obligations. The increase was partially offset by the decline in the Partnership's operating results, exclusive of depreciation and amortization.

The net increase in the Partnership's cash position of $330,100 for the three months ended March 31, 2001 was primarily the result of net cash provided by operating activities exceeding distributions to Partners and principal payments on mortgage loan. Liquid assets of the Partnership (including cash and cash equivalents) as of March 31, 2001 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $94,100 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was primarily the result of the timing of the receipt of rental income from Marquette. The decrease was partially offset by the timing of the payment of certain of the Partnership's expenses.

Net cash provided by (used for) investing activities changed from $330,300 for the three months ended March 31, 2000 to $(14,300) for the three months ended March 31, 2001. The change was primarily due to the 2000 maturities of certain of the Partnership's investments in debt securities.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 2001, the Partnership spent $14,300 for capital and tenant improvements and leasing costs and has projected to spend approximately $575,000 during the remainder of 2001. Included in the 2001 budget is $450,000 for repairs to the roof. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of Marquette and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities increased by $179,800 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The increase was primarily due to distributions of Cash Flow (as defined by the Partnership Agreement) to Limited Partners. The increase was partially offset by the decrease in principal payments on the Partnership's mortgage loan.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

The Partnership's mortgage loan is callable upon thirty days notice from the lender.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs. In addition, the Partnership must maintain adequate liquidity to provide for the repayment of its mortgage debt. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the quarter ended March 31, 2001, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $58,600.

Distributions to Limited Partners for the quarter ended March 31, 2001 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partners determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2001.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES XI

                                     By: FIRST CAPITAL FINANCIAL LLC
                                        GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: May 11, 2001                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: May 11, 2001                   By:  _____________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER

8