Form 10-Q
period 2001-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2001-08-14
CIK 771983

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

  FOR THE PERIOD ENDED JUNE 30, 2001

                                      OR

[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM  TO

  COMMISSION FILE NUMBER 0-15538

               FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              ILLINOIS                                 36-3364279
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

     TWO NORTH RIVERSIDE PLAZA,                        60606-2607
             SUITE 700,                                (ZIP CODE)
          CHICAGO, ILLINOIS
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                June 30,
                                                  2001      December 31,
                                               (Unaudited)      2000
------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                          $ 1,879,500  $ 1,879,500
 Buildings and improvements                     17,825,800   17,522,100
------------------------------------------------------------------------
                                                19,705,300   19,401,600
 Accumulated depreciation and amortization      (8,798,300)  (8,552,900)
------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                 10,907,000   10,848,700
Cash and cash equivalents                        6,481,400    6,468,400
Rents receivable                                   223,100      596,500
------------------------------------------------------------------------
                                               $17,611,500  $17,913,600
------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                         $   364,300  $   568,400
 Front-End Fees Loan payable to Affiliate        8,295,200    8,295,200
 Accounts payable and accrued expenses             759,200      752,200
 Due to Affiliates                                   3,200        1,300
 Prepaid rent                                           --       61,700
 State income taxes payable                         16,000       25,000
 Distribution payable                              230,500      230,600
 Security deposits                                  82,800       84,200
 Other liabilities                                 198,600      194,200
------------------------------------------------------------------------
                                                 9,949,800   10,212,800
------------------------------------------------------------------------
Partners' capital
 General Partner                                 1,408,800    1,404,600
 Limited Partners (57,621 Units issued and
  outstanding)                                   6,252,900    6,296,200
------------------------------------------------------------------------
                                                 7,661,700    7,700,800
------------------------------------------------------------------------
                                               $17,611,500  $17,913,600
------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                     General    Limited
                                     Partner    Partners     Total
----------------------------------------------------------------------
Partners' capital, January 1, 2000  $1,389,100 $5,686,400  $7,075,500
Net income for
 the year ended December 31,
 2000                                   15,500  1,531,900   1,547,400
Distributions for
 the year ended December 31,
 2000                                            (922,100)   (922,100)
----------------------------------------------------------------------
Partners' capital, December 31,
 2000                                1,404,600  6,296,200   7,700,800
Net income for
 the six months ended June 30,
 2001                                    4,200    417,700     421,900
Distributions for
 the six months ended June 30,
 2001                                            (461,000)   (461,000)
----------------------------------------------------------------------
Partners' capital,
 June 30, 2001                      $1,408,800 $6,252,900  $7,661,700
----------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2001       2000
------------------------------------------------------------------------
Income:
 Rental                                            $1,876,600 $1,972,400
 Interest                                             160,900    198,200
------------------------------------------------------------------------
                                                    2,037,500  2,170,600
------------------------------------------------------------------------
Expenses:
 Interest:
  Nonaffiliates                                        18,800     45,500
 Depreciation and amortization                        245,400    252,200
 Property operating:
  Affiliates                                            3,500      9,700
  Nonaffiliates                                       691,100    659,100
 Real estate taxes                                    280,000    271,900
 Insurance--Affiliate                                  52,600     55,100
 Repairs and maintenance                              239,700    243,200
 General and administrative:
  Affiliates                                            4,000      5,800
  Nonaffiliates                                        57,000     53,000
------------------------------------------------------------------------
                                                    1,592,100  1,595,500
------------------------------------------------------------------------
Income before state income tax expense                445,400    575,100
State income tax expense                               23,500     19,800
------------------------------------------------------------------------
Net income                                         $  421,900 $  555,300
------------------------------------------------------------------------
Net income allocated to General Partner            $    4,200 $    5,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  417,700 $  549,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (57,621 Units outstanding)                        $     7.25 $     9.54
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the quarters Ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001      2000
------------------------------------------------------------------------------
Income:
 Rental                                                    $854,300 $  930,000
 Interest                                                    70,200    103,900
------------------------------------------------------------------------------
                                                            924,500  1,033,900
------------------------------------------------------------------------------
Expenses:
 Interest:
  Nonaffiliates                                               8,400     21,500
 Depreciation and amortization                              124,900    126,100
 Property operating:
  Affiliates                                                  1,600      3,700
  Nonaffiliates                                             306,700    296,900
 Real estate taxes                                          140,100    136,000
 Insurance--Affiliate                                        34,300     32,800
 Repairs and maintenance                                    115,200     94,700
 General and administrative:
  Affiliates                                                  2,200      3,100
  Nonaffiliates                                              30,900     32,100
------------------------------------------------------------------------------
                                                            764,300    746,900
------------------------------------------------------------------------------
Income before state income tax expense                      160,200    287,000
State income tax expense                                      8,000      5,000
------------------------------------------------------------------------------
Net income                                                 $152,200 $  282,000
------------------------------------------------------------------------------
Net income allocated to General Partner                    $  1,500 $    2,900
------------------------------------------------------------------------------
Net income allocated to Limited Partners                   $150,700 $  279,100
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (57,621
 Units outstanding)                                        $   2.62 $     4.84
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                           2001        2000
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $  421,900  $  555,300
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                            245,400     252,200
  Changes in assets and liabilities:
   Decrease in rents receivable                            373,400     283,700
   Decrease in other assets                                              6,600
   Increase (decrease) in accounts payable and accrued
    expenses                                                 7,000     (25,600)
   Increase (decrease) in due to Affiliates                  1,900      (4,000)
   (Decrease) in prepaid rent                              (61,700)    (90,300)
   (Decrease) in state income
    taxes payable                                           (9,000)   (285,000)
   Increase in other liabilities                             4,400         600
-------------------------------------------------------------------------------
    Net cash provided by
     operating activities                                  983,300     693,500
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                            964,200
 Payments for capital and tenant improvements             (303,700)    (43,400)
-------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities   (303,700)    920,800
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage
  loans payable                                           (204,100)   (275,500)
 Distributions paid to Partners                           (461,100)   (230,500)
 (Decrease) increase in security deposits                   (1,400)        300
-------------------------------------------------------------------------------
    Net cash (used for)
     financing activities                                 (666,600)   (505,700)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                   13,000   1,108,600
Cash and cash equivalents at the beginning of the
 period                                                  6,468,400   5,566,500
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the period                                             $6,481,400  $6,675,100
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid to nonaffiliates                         $   18,800  $   45,500
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 2001 the General Partner was allocated Net Profits of $1,500 and $4,200, respectively. For the quarter and six months ended June 30, 2000, the General Partner was allocated Net Profits of $2,900 and $5,600, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2001 were as follows:

                                                   Paid
                                              ---------------
                                                        Six
                                              Quarter Months  Payable
---------------------------------------------------------------------
Asset management fees                         $ 1,600 $ 3,500   None
Reimbursement of property insurance premiums   34,300  52,600   None
Reimbursement of expenses, at cost:
 --Investor communications                      1,000   2,100 $3,200
---------------------------------------------------------------------
                                              $36,900 $58,200 $3,200
---------------------------------------------------------------------

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

4. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at June 30, 2001 and December 31, 2000 consisted of the following non-recourse loan:

   Property                          Average
  Pledged as    Principal Balance at Interest Maturity
  Collateral    6/30/2001 12/31/2000   Rate     Date
---------------------------------------------------------
Marquette Mall  $364,300   $568,400   7.75%   7/1/2002(a)
---------------------------------------------------------

(a) Upon 30 days written notice by Lender, loan is due in full.

For additional information regarding the mortgage loan payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 2000.
TRANSFER AGENT AND REGISTRAR
MMS ESCROW & TRANSFER AGENCY, INC.
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364

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

OPERATIONS
The table below is a recap of the Partnership's share of Marquette Mall and Office Building ("Marquette") for the quarters and six months ended June 30, 2001 and 2000. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                        Comparative Operating Results (a)
                     For the Quarters   For the Six Months
                           Ended               Ended
                     6/30/01  6/30/00   6/30/01    6/30/00
------------------------------------------------------------
MARQUETTE MALL AND OFFICE BUILDING
Rental revenues      $854,300 $933,100 $1,873,100 $1,978,100
------------------------------------------------------------
Property net income  $123,200 $213,500 $  342,000 $  433,500
------------------------------------------------------------
Average occupancy         78%      81%        78%        81%
------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership decreased by $129,800 and $133,400 for the quarter and six months ended June 30, 2001 when compared to the quarter and six months ended June 30, 2000, respectively. The decreases were primarily due to the decline in operating results at Marquette. In addition the decreases were due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $78,800 or 8.4% and $105,000 or 5.3 for the quarter and six months ended June 30, 2001 when compared to the quarter and six months ended June 30, 2000, respectively. The decreases were primarily due to the decrease in base rental income, which was partially offset by an increase in short-term rental income.

Interest expense on the Partnership's mortgage loans decreased by $13,100 and $26,700 for the quarter and six months ended June 30, 2001 when compared to the quarter and six months ended June 30, 2000, respectively. The decreases were primarily due to the 2000 repayment of the mortgage loan collateralized by Marquette Office Building.

Property operating expenses increased by $25,700 for the six-months ended June 30, 2001 when compared to the six-months ended June 30, 2000. The increase was primarily due to an increase in utility costs, which was partially offset by a decrease in advertising. Property operating expenses remained relatively unchanged for the quarterly periods under comparison.

Repair and maintenance expenses increased by $20,500 for the quarter ended June 30, 2001 when compared to the quarter ended June 30, 2000. The increase was primarily due to an increase in repairs to the exterior and interior of Marquette. Repair and maintenance expenses remained relatively unchanged for the six-month periods under comparison.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                             Comparative Cash Flow Results
                               For the Six Months Ended
                               6/30/2001       6/30/2000
------------------------------------------------------------
Cash Flow (as defined in
 the Partnership Agreement)  $      463,200  $      532,000
Items of reconciliation:
 Scheduled principal
  payments on mortgage
  loans payable                     204,100         275,500
 Decrease in current
  assets                            373,400         290,300
 (Decrease) in current
  liabilities                       (57,400)       (404,300)
------------------------------------------------------------
Net cash provided by
 operating activities        $      983,300  $      693,500
------------------------------------------------------------
Net cash (used for)
 provided by
 investing activities        $     (303,700) $      920,800
------------------------------------------------------------
Net cash (used for)
 financing activities        $     (666,600) $     (505,700)
------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $68,800 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The decrease was primarily the result of the decrease in net income. The decrease was partially offset by a decrease in principal payments on the Partnership's mortgage loan obligations.

The net increase in the Partnership's cash position of $13,000 for the six months ended June 30, 2001 was due to net cash provided by operating activities exceeding cash distributed to Limited Partners, payments for capital and tenant improvements and payments made on the Partnership's mortgage loan payable. Liquid assets of the Partnership as of June 30, 2001 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities for the comparable six-month periods of $289,800 was primarily due to the timing of the payment of certain Partnership expenses as well as the timing of the receipt of rental income at Marquette. The increase was partially offset by the decrease in net income as previously discussed.

Net cash provided by investing activities changed from $920,800 for the six months ended June 30, 2000 to $(303,700) for the six months ended June 30, 2001. The change was primarily due to the 2000 maturities of certain of the Partnership's investments in debt securities.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 2001, the Partnership spent $303,700 for capital and tenant improvements and leasing costs and has projected to spend approximately $300,000 during the remainder of 2001. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities increased by $160,900 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. The increase was primarily due to an increase in distributions to Limited Partners, which was due to the reinstatement of Cash Flow (as defined in the Partnership Agreement) distributions in 2000. The increase was partially offset by a decrease in principal payments on the Partnership's mortgage obligations.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

The Partnership's mortgage loan outstanding is callable upon thirty days notice from lender.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 2001, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $2,200.

Distributions to Limited Partners for the quarter ended June 30, 2001 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended June 30, 2001.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES XI

                                     By: FIRST CAPITAL FINANCIAL LLC
                                        GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: August 14, 2001                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: August 14, 2001                By:  _____________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER