Form 10-Q
period 2001-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2001-11-13
CIK 771983

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

                               -----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

    For the period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                            September 30,
                                2001      December 31,
                             (Unaudited)      2000
------------------------------------------------------

ASSETS
Investment in commercial
  rental property:
 Land                        $ 1,879,500  $ 1,879,500
 Buildings and
   improvements               18,233,500   17,522,100
------------------------------------------------------
                              20,113,000   19,401,600
 Accumulated depreciation
   and amortization           (8,923,300)  (8,552,900)
------------------------------------------------------
 Total investment property,
   net of accumulated
   depreciation and
   amortization               11,189,700   10,848,700
Cash and cash equivalents      5,868,600    6,468,400
Rents receivable                 328,500      596,500
------------------------------------------------------
                             $17,386,800  $17,913,600
------------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable            4,600  $   568,400
 Front-End Fees Loan
   payable to Affiliate        8,295,200    8,295,200
 Accounts payable and
   accrued expenses              898,900      752,200
 Due to Affiliates                 3,900        1,300
 Prepaid rent                         --       61,700
 Distribution payable            230,600      230,600
 State income tax payable         24,000       25,000
 Security deposits                82,800       84,200
 Other liabilities               198,600      194,200
------------------------------------------------------
                               9,738,600   10,212,800
------------------------------------------------------
Partners' capital:
 General Partner               1,411,000    1,404,600
 Limited Partners (57,621
   Units issued and
   outstanding)                6,237,200    6,296,200
------------------------------------------------------
                               7,648,200    7,700,800
------------------------------------------------------
                             $17,386,800  $17,913,600
------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2001 (Unaudited) and the year ended December 31,2000
(All dollars rounded to nearest 00s)

                       General    Limited
                       Partner    Partners     Total
--------------------------------------------------------
Partners' capital,
  January 1, 2000     $1,389,100 $5,686,400  $7,075,500
Net income for the
  year ended
  December 31,
  2000                    15,500  1,531,900   1,547,400
Distributions for the
  year ended
  December 31,
  2000                             (922,100)   (922,100)
--------------------------------------------------------
Partners' capital,
  December 31,
  2000                 1,404,600  6,296,200   7,700,800
Net income for the
  nine months
  ended September
  30, 2001                 6,400    632,500     638,900
Distributions for the
  nine months
  ended September
  30, 2001                         (691,500)   (691,500)
--------------------------------------------------------
Partners' capital,
  September 30,
  2001                $1,411,000 $6,237,200  $7,648,200
--------------------------------------------------------

4
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                     2001      2000
          ------------------------------------------------------------
          Income:
            Rental                                 $919,500 $  928,800
            Interest                                 55,400    108,500
          ------------------------------------------------------------
                                                    974,900  1,037,300
          ------------------------------------------------------------
          Expenses:
            Interest                                  4,700     17,500
            Depreciation and amortization           125,000    126,100
            Property operating:
              Affiliates                              2,600      1,400
              Nonaffiliates                         336,000    378,800
            Real estate taxes                       139,900    135,900
            Insurance--Affiliate                      6,100      7,300
            Repairs and maintenance                 104,100     84,000
            General and administrative:
              Affiliates                              6,600      1,800
              Nonaffiliates                          24,900     22,800
          ------------------------------------------------------------
                                                    749,900    775,600
          ------------------------------------------------------------
          Income before state income tax expense    225,000    261,700
          State income tax expense                    8,000      7,500
          ------------------------------------------------------------
          Net income                               $217,000 $  254,200
          ------------------------------------------------------------
          Net income allocated to General Partner  $  2,200 $    2,600
          ------------------------------------------------------------
          Net income allocated to Limited Partners $214,800 $  251,600
          ------------------------------------------------------------
          Net income allocated to Limited Partners
           per Unit (57,621 Units outstanding)     $   3.73 $     4.37
          ------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2001       2000
         --------------------------------------------------------------
         Income:
           Rental                                 $2,796,100 $2,901,200
           Interest                                  216,300    306,700
         --------------------------------------------------------------
                                                   3,012,400  3,207,900
         --------------------------------------------------------------
         Expenses:
           Interest:
             Nonaffiliates                            23,500     63,000
         --------------------------------------------------------------
           Depreciation and amortization             370,400    378,300
           Property operating:
             Affiliates                                6,100     11,100
             Nonaffiliates                         1,027,100  1,037,900
         --------------------------------------------------------------
           Real estate taxes                         419,900    407,800
           Insurance--Affiliate                       58,700     62,400
           Repairs and maintenance                   343,800    327,200
           General and administrative:
             Affiliates                               10,600      7,600
             Nonaffiliates                            81,900     75,800
         --------------------------------------------------------------
                                                   2,342,000  2,371,100
         --------------------------------------------------------------
         Income before state income tax expense      670,400    836,800
         State income tax expense                     31,500     27,300
         --------------------------------------------------------------
         Net income                               $  638,900 $  809,500
         --------------------------------------------------------------
         Net income allocated to General Partner  $    6,400 $    8,200
         --------------------------------------------------------------
         Net income allocated to Limited Partners $  632,500 $  801,300
         --------------------------------------------------------------
         Net income allocated to Limited Partners
          per Unit (57,621 Units outstanding)     $    10.98 $    13.91
         --------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                   2001         2000
      -----------------------------------------------------------------
      Cash flows from operating activities:
        Net income                              $   638,900  $   809,500
        Adjustments to reconcile net income
         to net cash provided by operating
         activities:
          Depreciation and amortization             370,400      378,300
          Changes in assets and liabilities:
           Decrease in rents receivable             268,000      305,300
           (Increase) in other assets                    --       (8,900)
           Increase in accounts payable
            and accrued expenses                    146,700       88,700
           (Decrease) in prepaid rent               (61,700)     (90,300)
           (Decrease) in state income tax
            payable                                  (1,000)    (277,500)
           Increase (decrease) in due to
            Affiliates                                2,600       (3,300)
           Increase in other liabilities              4,400          600
      -----------------------------------------------------------------
             Net cash provided by
              operating activities                1,368,300    1,202,400
      -----------------------------------------------------------------
      Cash flows from investing activities:
        Decrease in investments in debt
         securities, net                                 --      964,200
        Payments for capital and tenant
         improvements                              (711,400)     (76,200)
      -----------------------------------------------------------------
             Net cash (used for) provided
              by investing activities              (711,400)     888,000
      -----------------------------------------------------------------
      Cash flows from financing activities:
        Principal payments on mortgage
         loans payable                             (563,800)    (622,500)
        Distributions paid to Partners             (691,500)    (461,000
        (Decrease) increase in security
         deposits                                    (1,400)         600
      -----------------------------------------------------------------
             Net cash (used for)
              financing activities               (1,256,700)  (1,082,900)
      -----------------------------------------------------------------
      Net (decrease) increase in cash and
       cash equivalents                            (599,800)   1,007,500
      Cash and cash equivalents at the
       beginning of the period                    6,468,400    5,566,500
      -----------------------------------------------------------------
      Cash and cash equivalents at the end
       of the period                            $ 5,868,600  $ 6,574,000
      -----------------------------------------------------------------
      Supplemental information:
        Interest paid to nonaffiliates during
         the period                             $    23,500  $    63,000
      -----------------------------------------------------------------

                                                                             5
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2001, the General Partners allocated Net Profits of $2,200 and $6,400, respectively. For the quarter and nine months ended September 30, 2000, the General Partner was allocated Net Profits of $2,600 and $8,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2001 were as follows:

                                               Paid
                                          ---------------
                                                   Nine
                                          Quarter Months  Payable
               --------------------------------------------------
               Asset management fees      $ 2,600 $ 6,100   None
               Reimbursement of property
                 insurance premiums         6,100  58,700   None
               Reimbursement of expenses,
                 at cost:
                --Accounting                   --      -- $2,000
                --Investor communications   5,900   8,000  1,900
               --------------------------------------------------
                                          $14,600 $72,800 $3,900
               --------------------------------------------------

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

4. Mortgage loan payable:

Mortgage loan payable at September 30, 2001 and December 31, 2000 consisted of the following non-recourse loan:


              Property  Partnership's Share of Average
             Pledged as  Principal Balance at  Interest Maturity
                        9/30/2001  12/31/2000
             ------------------------------------------------------
             Marquette
              Mall and   $4,600     $568,400     7.75%  7/1/2002(a)
             ------------------------------------------------------

(a)Loan was repaid in full on October 31, 2001.

For additional information regarding the mortgage loan payable, see notes to the financial statements in the Partnership's Annual Report for the year ended December 31, 2000.


TRANSFER AGENT AND REGISTRAR
The Bank of New York
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364
                                             [LOGO] FIRST CAPITAL

                                             INCOME PROPERTIES, Ltd.

                                             Series XI

                                           [GRAPHIC]



                                           sponsored by FIRST CAPITAL FINANCIAL
                                           LLC

                                                        Two North Riverside
                                           Plaxa

                                                        Chicago, Illinois 60606

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

Operations
The table below is a recap of the Partnership's share of Marquette Mall and Office Building ("Marquette") for the quarters and nine months ended September 30, 2001 and 2000. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                Comparative Operating Results (a)
             For the Quarters   For the Nine Months
                   Ended               Ended
             9/30/01  9/30/00   9/30/01    9/30/00
----------------------------------------------------
Marquette Mall and Office Building
Rental
  revenues   $919,400 $928,900 $2,792,500 $2,907,000
----------------------------------------------------
Property net
  income     $201,100 $183,900 $  543,100 $  617,400
----------------------------------------------------
Average
  occupancy.      78%      74%        78%        77%
----------------------------------------------------

(a)Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership decreased by $37,200 and $170,600 for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000, respectively. The decreases were primarily due to a decrease in interest earned on the Partnership's short-term investments, which were due to the decline in the rates earned on those investments.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $9,500 or 1.0% and $114,500 or 3.9% for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000 respectively. The decreases were primarily due to a decrease in base rental income, which was partially offset by an increase in short-term rental income.

Interest expense on the Partnership's mortgage loans decreased by $12,800 and $39,500 for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000, respectively. The decreases were due to principal payments on the mortgage loan collateralized by Marquette.

Repair and maintenance expenses increased by $20,100 and $16,600 for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000, respectively. The increases were primarily due to repairs to the exterior and interior of Marquette.

Property operating expenses decreased by $41,500 and $15,800 for the quarter and nine months ended September 30, 2001 when compared to the quarter and nine months ended September 30, 2000. The decreases were primarily due to a decrease in security and advertising costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued

                                         Comparative Cash Flow Results
                                           For the Nine Months Ended
                                           9/30/2001       9/30/2000
            ----------------------------------------------------------
            Cash Flow (as defined in
              the Partnership Agreement) $   698,500     $   818,300
            Items of reconciliation:
             Scheduled principal
               payments on mortgage
               loans payable                 310,800         369,500
             Decrease in current assets      268,000         296,400
             Increase (decrease) in
               current liabilities            91,000        (281,800)
            ----------------------------------------------------------
            Net cash provided by
              operating activities       $ 1,368,300     $ 1,202,400
            ----------------------------------------------------------
            Net cash (used for)
              provided by
              investing activities       $  (711,400)    $   888,000
            ----------------------------------------------------------
            Net cash (used for)
              financing activities       $(1,256,700)    $(1,082,900)
            ----------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $119,800 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The decrease was primarily due to the decrease in net income, as previously discussed.

The net decrease in the Partnership's cash position of $599,800 for the nine months ended September 30, 2001 was primarily the result of payments for capital and tenant improvements, distributions to Partners and principal payments on the Partnership's mortgage loan exceeding net cash provided by operating activities. Liquid assets of the Partnership as of September 30, 2001 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities for the comparable nine-month periods of $165,900 was primarily due to the decrease in net income, as previously discussed.

Net cash provided by (used for) investing activities changed from $888,000 for the nine months ended September 30, 2000 to $(711,400) for the nine months ended September 30, 2001. The change was primarily due to the 2000 maturities of certain of the Partnership's investments in debt securities. The change was also due to an increase in capital and tenant improvements.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 2001, the Partnership spent $711,400 for capital and tenant improvements and leasing costs and has projected to spend approximately $25,000 during the remainder of 2001. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities increased by $173,800 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The increase was primarily due to an increase in distributions to Limited Partners, which was due to the reinstatement of Cash Flow (as defined in the Partnership Agreement) distributions in 2000. The increase was partially offset by a decrease in principal payments on the Partnership's mortgage loan.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

The Partnership's mortgage loan outstanding was repaid in full on October 31, 2001.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 2001, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $7,000.

Distributions to Limited Partners for the quarter ended September 30, 2001 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.--SERIES XI

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             GENERAL PARTNER

                                                   /S/ DOUGLAS CROCKER II
Date: November 13, 2001
                                          By: _________________________________
                                                     DOUGLAS CROCKER II
                                             President and Chief Executive
                                                          Officer

                                                   /S/ PHILIP G. TINKLER
Date: November 13, 2001
                                          By: _________________________________
                                                     PHILIP G. TINKLER
                                             Vice President--Finance and
                                                         Treasurer