Form 10-K405
period 2001-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2002-03-27
CIK 771983

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-K

                               -----------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

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

Exhibit Index--Page A-1

================================================================================

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

The Partnership was formed to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate. From May 1986 to September 1989, the Partnership:
1) made one real property investment; 2) purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property; 3) purchased 50% interests in four separate joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a preferred majority interest in certain real property and 4) purchased a 70% preferred majority undivided interest in a joint venture with an unaffiliated third party that was formed for the purpose of acquiring certain real property. The joint ventures, prior to dissolution, were operated under the common control of First Capital Financial LLC (the "General Partner"). Through December 31, 2001, the Partnership, with its respective joint venture partners, has dissolved the 70% preferred majority undivided interest in a joint venture, three 50% joint ventures and the four joint ventures with 50% preferred majority interests in real property all as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

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

As of March 1, 2002, there were 22 employees at the Partnership's property for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)

As of December 31, 2001, the Partnership owned the following property, which was owned in fee simple.

                                                          Net Leasable  Number of
Property Name                             Location        Sq. Footage  Tenants (c)
---------------------------------- ---------------------- ------------ -----------
Marquette Mall and Office Building Michigan City, Indiana   382,513        72(1)
---------------------------------- ---------------------- ------------ -----------

(a)For a discussion of significant operating results and major capital expenditures planned for Marquette refer to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b)For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. Marquette Mall and Office Building's ("Marquette") real estate tax expense was $540,900 for the year ended December 31, 2001. In the opinion of the General Partner, Marquette is adequately insured and serviced by all necessary utilities.
(c)Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of Marquette.

The following table presents Marquette's occupancy rates as of December 31 for each of the last five years:

                     Property Name 2001 2000 1999 1998 1997
                     ------------- ---- ---- ---- ---- ----
                       Marquette   77%  78%  80%  82%  80%
                     ------------- ---- ---- ---- ---- ----

The amounts in the following table represent Marquette's average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing Marquette's base rental revenues by its average occupied square footage:

                  Property Name 2001  2000  1999  1998  1997
                  ------------- ----- ----- ----- ----- -----
                    Marquette   $6.49 $7.25 $6.54 $7.08 $7.17
                  ------------- ----- ----- ----- ----- -----

The following table summarizes the principal provisions of the lease for the tenant, which occupies ten percent or more of the leasable square footage at
Marquette:

                               Partnership's per annum
                                  Base Rent (a) for
                               -----------------------
                                          Final Twelve  Expiration    Percentage of Net    Renewal Options
                                           Months of     Date of   Leasable Square Footage     (Renewal
                                 2002        Lease        Lease           Occupied         Options / Years)
------------------------------ ---------  ------------- ---------- ----------------------- ----------------
J.C. Penney (department store) $139,000     $139,000    1/31/2003            29%                4 / 5
------------------------------ ---------  ------------- ---------- ----------------------- ----------------

(a)The Partnership's per annum base rent for the tenant listed above for each of the years between 2002 and the final twelve months for the above lease is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2011:

                                         Base Rents in  % of Total
                   Number of                Year of     Base Rents
              Year  Tenants  Square Feet Expiration (a)    (b)
              ---- --------- ----------- -------------- ----------
              2002    31        29,779      $272,600     15.83 %
              2003     8       120,371      $111,400      8.42 %
              2004    11        26,468      $228,100     21.93 %
              2005     7        28,115      $151,800     20.18 %
              2006     1        14,992      $ 62,500     10.59 %
              2007     1        81,420      $  7,400      1.63 %
              2008     3        23,652      $297,500     67.99 %
              2009     0          None          None      0.00 %
              2010     2         2,264      $ 29,900     28.88 %
              2011     0          None          None      0.00 %
              ---- --------- ----------- -------------- ----------

(a)Represents the amount of base rents to be collected each year on expiring leases. (Note: Since leases expire at different dates in each year, the amounts in this column do not purport to include a full year's base rent on expiring leases).

(b)Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership's total base rents scheduled to be collected based on leases in effect as of December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2001. Ordinary routine legal matters incidental to the business which was not deemed material, were pursued during the quarter ended December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d)  None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2002, there were 3,708 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 For the Years Ended December 31,
                                                    -----------------------------------------------------------
                                                       2001        2000        1999        1998        1997
---------------------------------------------------------------------------------------------------------------
Total revenues                                      $ 4,194,400 $ 4,728,900 $17,001,800 $ 9,134,200 $10,926,100
Net income                                          $   961,900 $ 1,547,400 $11,067,500 $   214,100 $ 1,280,900
Net income allocated to Limited Partners            $   952,300 $ 1,531,900 $ 8,925,800        None        None
 Net income allocated to Limited Partners per
  Unit (57,621 Units outstanding)                   $     16.53 $     26.59 $    154.91        None        None
Total assets                                        $17,290,300 $17,913,600 $18,098,300 $36,930,500 $36,756,800
Mortgage loans payable                                     None $   568,400 $ 1,290,000 $25,646,200 $26,735,900
Front-End Fees loan payable to Affiliate (a)        $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200
Declared distributions to Limited Partners per
  Unit (b)                                          $     16.00 $     16.00 $     95.00        None        None
Other data:
 Investment in commercial rental properties (net of
  accumulated depreciation and amortization)        $11,125,500 $10,848,700 $11,174,100 $31,663,000 $32,428,200
Number of real property interests owned at
  December 31                                                 1           1           1           3           3
---------------------------------------------------------------------------------------------------------------

(a)Excludes deferred interest payable.
(b)Distributions to Limited Partners for the year ended December 31, 1999 were comprised of Sale Proceeds.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                                                     For the Years Ended December 31,
                                                     ----------------------------------------------------------------
                                                        2001         2000          1999         1998         1997
----------------------------------------------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement) (a)                                      $ 1,189,600  $ 1,570,400  $  2,977,100  $   615,700  $   534,600
Items of reconciliation:
 Adjustment for extinguishment of deferred interest
   to affilate                                              None         None  $ (2,257,200)        None         None
 Principal payments on mortgage loans payable (b)...     315,400      468,600       819,500    1,089,700      653,700
Changes in current assets and liabilities:
 Decrease (increase) in current assets                   289,000     (203,000)      666,000     (130,800)      48,200
 (Decrease) increase in current liabilities              (66,700)    (321,600)     (229,800)     380,800     (256,800)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,727,300  $ 1,514,400  $  1,975,600  $ 1,955,400  $   979,700
----------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities $  (819,900) $   798,000  $ 32,100,700  $(2,141,600) $ 6,995,100
----------------------------------------------------------------------------------------------------------------------
Net cash (used for) financing activities             $(1,518,500) $(1,410,500) $(29,669,900) $  (421,200) $(7,580,200)
----------------------------------------------------------------------------------------------------------------------

(a)Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures.
(b)Nonscheduled principal payments of $253,000, $253,000 and $668,000 in 2001, 2000 and 1999, respectively, are excluded.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A--1 through A--7 in this report and the supplemental schedule on pages A--8 and A--9.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. Cumulatively, through December 31, 2001 the Partnership, with its respective joint venture partners, has dissolved the 70% preferred majority undivided interest in a joint venture, three joint ventures with a 50% interest in real property and the four joint ventures with 50% preferred majority interests in real property all as a result of the sales of the real properties. In addition, the Partnership sold a 50% joint venture interest to an Affiliated partner.

Operations

The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 2001, 2000 and 1999. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                    Comparative Operating Results (a)
                                    For the Years Ended December 31,
                                       2001          2000       1999
        -                         --------------- ---------- ----------
        Marquette Mall and Office
         Building
        Rental revenues..........      $3,943,400 $4,305,700 $4,236,600
                                  =============== ========== ==========
        Property net income (b)..      $  860,100 $1,279,900 $  777,200
                                  =============== ========== ==========
        Average occupancy........             78%        79%        82%
                                  =============== ========== ==========
        Sold Properties (c)
        Rental revenues..........      $    3,500 $   10,100 $1,964,200
                                  =============== ========== ==========
        Property net income (c)..      $    3,500 $   11,900 $  214,400
                                  =============== ========== ==========

a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan, general and administrative and state income tax expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

b) Property net income for 1999 excludes the gain recorded on the sale of a land parcel. For further information regarding this sale, see Note 7 of Notes to Financial Statements.

c) Sold Properties includes the results of Prentice Plaza (sold July 1999) and Burlington Office Center I, II and III ("Burlington") (sold May 1999), exclusive of the gains recorded on these sales. For further information regarding these sales, see Note 7 of Notes to Financial Statements.

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

Net income decreased by $585,500 for year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to the decrease in operating results at Marquette Mall and Office Building ("Marquette"). The decrease was also due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decline in the rates earned on those investments.

The following comparison includes only the results of Marquette.

Rental income decreased by $362,300 or 8.4% for the year ended December 31, 2001 when compared to the year ended December 30, 2000. The decrease was due to a decline in base rental income at the property. The decline in base rental income can be attributed to a decrease in occupancy and rates paid by new tenants.

Interest expense decreased by $52,000 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. This decrease was due to the repayment of the mortgage loan collateralized by Marquette Office in 2000 and the mortgage loan collateralized by Marquette Mall in 2001. As the Partnership's mortgage loans have been repaid in full there will be no future interest expense.

Property operating expense increased by $108,300 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The increase was primarily due to an increase in utility and salary costs.

All other expenses remained relatively unchanged for the period under comparison.

Comparison of the year ended December 31, 2000 to the year ended December 31,
1999

Net income decreased by $9,520,100 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the gains recorded during 1999 on the sales of Partnership properties. The decrease was partially offset by improved operating results at Marquette and the 2000 absence of interest expense on the Loan from Affiliate.

Net income, exclusive of properties sold during 1999 and interest expense on Loan from Affiliate, increased by

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued

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

Property operating expenses decreased by $90,800 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to a decrease in advertising and marketing expenses together with a decrease in utility costs.

To increase and/or maintain the occupancy level at the Partnership's remaining property, the General Partner, through the asset and property management groups, continues to take the following actions; 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

Cash Flow (as defined in the Partnership Agreement) decreased by $380,800 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to the decrease in net income, as previously discussed. The decrease was partially offset by a decrease in principal payments on the Partnership's mortgage loans.

The decrease of $611,100 in the Partnership's cash position for the year ended December 31, 2001 was primarily the result of principal payments on the Partnership's mortgage debt, distributions to Limited Partners and payments for capital and tenant improvements exceeding net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 2001 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities increased by $212,900 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The increase was due to the timing of the payment of state income taxes and the timing of the collection of rent. The increase was partially offset by the decrease in net income, exclusive of depreciation and amortization, as previously discussed.

Net cash provided by (used for) investing activities changed from $798,000 for the year ended December 31, 2000 to $(819,900) for the year ended December 31, 2001. The change was primarily due to the 2000 maturity of 1999 investments in debt securities. In addition the change was attributable to an increase in expenditures, during the year ended December 31, 2001, for capital and tenant improvements.

The Partnership has no financial instruments for which there are significant market risks.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 2001, the Partnership spent $819,900 for building and tenant improvements and has budgeted to spend approximately $550,000 during 2002. Included in the 2002 budget is $300,000 for repairs to the roof. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

Net cash used for financing activities increased by $108,000 for the year ended December 31, 2001 when compared to the year ended December 31, 2000. The increase was primarily due to an increase in distributions paid to Limited Partners. The increase was partially offset by a decrease in principal payments on the Partnership's mortgage debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


During 2000 the Partnership repaid the mortgage loan collateralized by Marquette Office. During 2001 the Partnership repaid the mortgage loan collateralized by Marquette Mall. As of December 31, 2001 the Partnership has no outstanding mortgage debt.

Pursuant to a 1999 modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be reclassed to Partner's Capital.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs at Marquette. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 2001 Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $267,700.

Distributions to Limited Partners for the quarter ended December 31, 2001 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent on the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the General Partner. The directors of FCFC, as of March 1, 2002, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2002.

                           Name                   Office
                           ----                  --------
                       Douglas Crocker II....... Director
                       Donald J. Liebentritt.... Director

Douglas Crocker II, 61, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Donald J. Liebentritt, 51, has been Vice President of the General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC, Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C. until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2002 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

            Name                                 Office
            ----                                 ------
         Douglas Crocker II...... President and Chief Executive Officer
         Donald J. Liebentritt... Vice President
         Philip Tinkler.......... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Philip Tinkler, 37, has been Vice President of Finance and Treasurer of the Managing General Partner since April 2001, and has also been Vice President/ Assistant Treasurer of Great American since March 2001, and Treasurer and Vice President of Accounting for Equity Group Investments, LLC since May 2000.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a-d)As stated in Item 10, the Partnership has no officers or directors.
     Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2001. However, the General Partner and its Affiliates do compensate its directors and officers.

For additional information see Item 13 Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)As of March 1, 2002, no person of record owned or was known by the Partnership to own beneficially more than 5% of the Partnership's 57,621 Units then outstanding.

(b)The Partnership has no directors or executive officers. As of March 1, 2002, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)Affiliates of the General Partner provide property supervisory services to the Partnership. During the year ended December 31, 2001, these Affiliates were entitled to supervisory fees of $9,500. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $109,200 for insurance, personnel and other services. As of December 31, 2001, $3,300 of these fees and reimbursements were due to Affiliates. Services provided by Affiliates are on terms, which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

   Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

   In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 2001, the General Partner was allocated Net Profits of $9,600.

(b)None.

(c)No management person is indebted to the Partnership.

(d)None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2001.

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

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.--SERIES XI

                                          BY:   FIRST CAPITAL FINANCIAL LLC
                                                     GENERAL PARTNER

Dated:  March 27, 2002
                                                 /s/  DOUGLAS CROCKER II
                                          By:
                                            ------------------------------------
                                                   DOUGLAS CROCKER II
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/  DOUGLAS CROCKER II   March 27, 2002 President, Chief Executive Officer and
--------------------------                  Director of the General Partner
    Douglas Crocker II

/s/  DONALD J. LIEBENTRITT March 27, 2002 Vice President and
--------------------------                  Director of the General Partner
  Donald J. Liebentritt

   /s/  PHILIP TINKLER     March 27, 2002 Vice President--Finance and Treasurer
--------------------------
      Philip Tinkler

INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                         Pages
---------------------------------------------------------------------------------
Report of Independent Auditors                                            A-2
Balance Sheets as of December 31, 2001 and 2000                           A-3
Statements of Partners' Capital for the Years Ended
  December 31, 2001, 2000 and 1999                                        A-3
Statements of Income and Expenses for the Years
  Ended December 31, 2001, 2000 and 1999                                  A-4
Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                        A-4
Notes to Financial Statements                                         A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT
III--Real Estate and Accumulated Depreciation as of December 31, 2001 A-8 and A-9
---------------------------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 2000 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series XI
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series XI as of December 31, 2001 and 2000, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series XI at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2002

BALANCE SHEETS
December 31, 2001 and 2000
(All dollars rounded to nearest 00s)

                                             2001         2000
             ------------------------------------------------------

             ASSETS
             Investment in commercial
               rental property:
              Land                        $ 1,879,500  $ 1,879,500
              Buildings and improvements   18,342,000   17,522,100
             ------------------------------------------------------
                                           20,221,500   19,401,600
              Accumulated depreciation
                and amortization           (9,096,000)  (8,552,900)
             ------------------------------------------------------
              Total investment property,
                net of accumulated
                depreciation and
                amortization               11,125,500   10,848,700
             Cash and cash equivalents      5,857,300    6,468,400
             Rents receivable                 307,500      596,500
             ------------------------------------------------------
                                          $17,290,300  $17,913,600
             ------------------------------------------------------

             LIABILITIES AND PARTNERS' CAPITAL
             Liabilities:
              Mortgage loan payable       $            $   568,400
              Front-End Fees loan payable
                to Affiliate                8,295,200    8,295,200
              Accounts payable and
                accrued expenses              735,200      752,200
              Due to Affiliates, net            3,300        1,300
              Prepaid rent                                  61,700
              State income taxes payable       32,000       25,000
              Security deposits                56,000       84,200
              Distribution payable            230,600      230,600
              Other liabilities               197,200      194,200
             ------------------------------------------------------
                                            9,549,500   10,212,800
             ------------------------------------------------------
             Partners' Capital:
              General Partner               1,414,200    1,404,600
              Limited Partners (57,621
                Units issued and
                outstanding)                6,326,600    6,296,200
             ------------------------------------------------------
                                            7,740,800    7,700,800
             ------------------------------------------------------
                                          $17,290,300  $17,913,600
             ------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                 General     Limited
                                 Partner     Partners       Total
           ----------------------------------------------------------
           Partners' (deficit),
             January 1, 1998    $ (775,200) $            $  (775,200)
           Net income for the
             year ended
             December 31,
             1999                2,141,700    8,925,800   11,067,500
           Capital adjustment,
             extinguishment
             of debt to
             affiliate of
             General Partner        22,600    2,234,600    2,257,200
           Distributions for
             the year ended
             December 31,
             1999                            (5,474,000)  (5,474,000)
           ----------------------------------------------------------
           Partners' capital,
             December 31,
             1999                1,389,100    5,686,400    7,075,500
           Net income for the
             year ended
             December 31,
             2000                   15,500    1,531,900    1,547,400
           Distributions for
             the year ended
             December 31,
             2000                              (922,100)    (922,100)
           ----------------------------------------------------------
           Partners' capital,
             December 31,
             2000                1,404,600    6,296,200    7,700,800
           Net income for the
             year ended
             December 31,
             2001                    9,600      952,300      961,900
           Distributions for
             the year ended
             December 31,
             2001                              (921,900)    (921,900)
           ----------------------------------------------------------
           Partners' capital,
             December 31,
             2001               $1,414,200  $ 6,326,600  $ 7,740,800
           ----------------------------------------------------------

                                                                            A-3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s except per Unit amounts)

                                                                                2001       2000       1999
--------------------------------------------------------------------------------------------------------------
Income:
 Rental                                                                      $3,947,000 $4,315,800 $ 6,200,800
 Interest                                                                       247,400    413,100     398,800
 Gain on sales of property                                                                          10,402,200
--------------------------------------------------------------------------------------------------------------
                                                                              4,194,400  4,728,900  17,001,800
--------------------------------------------------------------------------------------------------------------
Expenses:
 Interest:
   Affiliate                                                                                           290,200
   Nonaffiliates                                                                 23,500     75,500     876,500
 Depreciation and amortization                                                  543,100    491,600     874,100
 Property operating:
   Affiliates                                                                     9,500     11,800     148,100
   Nonaffiliates                                                              1,411,100  1,298,700   1,559,400
 Real estate taxes                                                              540,900    564,100     835,400
 Insurance--Affiliate                                                            91,100    101,300     102,200
 Repairs and maintenance                                                        464,200    481,000     814,300
 General and administrative:
   Affiliates                                                                    18,100      9,200      28,600
   Nonaffiliates                                                                 91,000    118,500      83,800
--------------------------------------------------------------------------------------------------------------
                                                                              3,192,500  3,151,700   5,612,600
--------------------------------------------------------------------------------------------------------------
Income before state income tax expense                                        1,001,900  1,577,200  11,389,200
State income tax expense                                                         40,000     29,800     321,700
--------------------------------------------------------------------------------------------------------------
Net income                                                                   $  961,900 $1,547,400 $11,067,500
--------------------------------------------------------------------------------------------------------------
Net income allocated to General Partner                                      $    9,600 $   15,500 $ 2,141,700
--------------------------------------------------------------------------------------------------------------
Net income allocated to Limited Partners                                     $  952,300 $1,531,900 $ 8,925,800
--------------------------------------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (57,621 Units outstanding) $    16.53 $    26.59 $    154.91
--------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
(All dollars rounded to nearest 00s)

                                                                                      2001         2000          1999
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                        $   961,900  $ 1,547,400  $ 11,067,500
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                       543,100      491,600       874,100
   (Gain) on sales of property                                                                                (10,402,200)
   Changes in assets and liabilities:
     Decrease (increase) in rents receivable                                           289,000     (216,200)      431,600
     Decrease in other assets                                                                        13,200       234,400
     (Decrease) in accounts payable and accrued expenses                               (17,000)     (97,000)     (444,900)
     Increase (decrease) in due to Affiliates                                            2,000       (3,000)       14,500
     (Decrease) in prepaid rent                                                        (61,700)     (28,600)     (107,100)
     Increase (decrease) in state income taxes payable                                   7,000     (275,000)      300,000
     Increase in other liabilities                                                       3,000       82,000         7,700
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                     1,727,300    1,514,400     1,975,600
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial rental properties                                                            30,368,200
 Payments for building and tenant improvements                                        (819,900)    (166,200)     (299,000)
 Decrease in investments in debt securities, net                                                    964,200     2,031,500
--------------------------------------------------------------------------------------------------------------------------
       Net cash (used for) provided by investing activities                           (819,900)     798,000    32,100,700
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable                                         (568,400)    (721,600)     (819,500)
 Repayment of mortgage loans payable                                                                          (23,536,700)
 Interest deferred on Front-End Fees loan payable to Affiliate                                                    290,200
 Distributions to Limited Partners                                                    (921,900)    (691,500)   (5,474,000)
 (Decrease) increase in security deposits                                              (28,200)       2,600      (129,900)
--------------------------------------------------------------------------------------------------------------------------
       Net cash (used for) financing activities                                     (1,518,500)  (1,410,500)  (29,669,900)
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                  (611,100)     901,900     4,406,400
Cash and cash equivalents at the beginning of the year                               6,468,400    5,566,500     1,160,100
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                                   $ 5,857,300  $ 6,468,400  $  5,566,500
--------------------------------------------------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year                                                     $    23,500  $    75,500  $    906,300
--------------------------------------------------------------------------------------------------------------------------

A-4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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

In 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating asset. Management's main focus, therefore, is to prepare its remaining asset for sale and find a purchaser when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position of the Partnership.

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

The 1999 financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in Prentice Plaza. This joint venture, until Prentice Plaza's July 1999 sale, was operated under the common control of the General Partner. Accordingly, the Partnership's pro rata share of the joint ventures' revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

The 1999 financial statements include the Partnership's 70% undivided preferred interest in a joint venture with an unaffiliated third party. The joint venture owned a 100% interest in the Burlington Office Center I, II and III ("Burlington"). This joint venture, until Burlington's May 1999 sale, was operated under the control of the General Partner. The Partnership has included 100% of the venture's revenues, expenses, assets, liabilities and Partner's capital in the financial statements.

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

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt in 2000. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2001 and 2000.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the years ended December 31, 2001 and 2000, the General Partner was allocated Net Profits of $9,600 and $15,500, respectively. For the year ended December 31, 1999, the General Partner was allocated Net Profits of $2,141,700, which included $2,135,100 of gains from the sales of Partnership properties.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates were as follows:

                                                      For the Years Ended December 31,
-                                            -------------------------------------------------
                                                   2001             2000             1999
                                             ---------------- ---------------- ---------------
                                               Paid   Payable   Paid   Payable   Paid   Payable
-----------------------------------------------------------------------------------------------
Property management and leasing fees         $  9,500   None  $ 11,800   None  $ 80,100 $ (400)
Reimbursement of property insurance premiums   91,100   None   101,300   None   102,200   None
Legal                                            None   None      None   None   147,500   None
Reimbursement of expenses, at cost:
 --Accounting                                   2,000  2,000     5,300   None    16,700  3,600
 --Investor communication                      14,100  1,300     7,300 $1,300    10,300  1,100
-----------------------------------------------------------------------------------------------
                                             $116,700 $3,300  $125,700 $1,300  $356,800 $4,300
-----------------------------------------------------------------------------------------------

3. Front-End Fees loan payable to Affiliate:

The Partnership borrowed $8,295,200 from an Affiliate of the General Partner, the amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be reclassed to Partners' Capital.

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

4. Mortgage loans payable:

The Partnership repaid the mortgage loan collateralized by Marquette Mall during the fourth quarter of 2001. All mortgage loans obtained by the Partnership have been repaid in full.

5. Future minimum rents:

Future minimum rental income due on noncancelable leases as of December 31, 2001 was as follows:

                             2002       $1,722,200
                             2003        1,323,600
                             2004        1,040,200
                             2005          752,100
                             2006          589,800
                             Thereafter  1,425,600
                             ---------------------
                                        $6,853,500
                             ---------------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rents. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents. Percentage rents earned for the years ended December 31, 2001, 2000 and 1999 were $464,500, $452,200 and $371,700, respectively.

6. Income tax:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the years ended December 31, 2001, 2000 and 1999, net income for income tax reporting purposes was $482,200, $998,600, and $8,275,700, respectively. The aggregate cost of commercial rental properties for Federal income tax purposes at December 31, 2001 was $27,321,500.

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

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2001

                    Column A                        Column B          Column C             Column D
                    --------                      ------------ ---------------------- -------------------
                                                                                       Costs capitalized
                                                                    Initial cost         subsequent to
                                                                   to Partnership         acquisition
                                                               ---------------------- -------------------
                                                                           Buildings
                                                                              and
                                                                           Improve-    Improve-  Carrying
                   Description                    Encumbrances    Land       ments      ments    Costs(1)
------------------------------------------------- -------------------------------------------------------
Shopping Center:
Marquette Mall and Office Building (Michigan
 City, IN) (100% Interest)                             $0      $2,000,000 $20,306,700 $4,970,500 $164,800
----------------------------------------------------------------------------------------------------------

                    Column A                                    Column E                   Column F       Column G   Column H
                    --------                      ----------------------------------    --------------- ------------ ---------

                                                          Gross amount at which
                                                       carried at close of period
                                                  ----------------------------------
                                                              Buildings
                                                                 and
                                                              Improve-                    Accumulated     Date of      Date
                   Description                     Land(5)      ments    Total(2)(3)    Depreciation(3) Construction Acquired
-------------------------------------------------
Shopping Center:
Marquette Mall and Office Building (Michigan
 City, IN) (100% Interest)                        $1,879,500 $18,342,000 $20,221,500(4)   $9,096,000        1967     Dec. 1986
-------------------------------------------------------------------------------------------------------------------------------

                    Column A                         Column I
                    --------                      ---------------



                                                   Life on which
                                                  depreciation in
                                                   latest income
                                                   statements is
                   Description                       computed
-------------------------------------------------
Shopping Center:
Marquette Mall and Office Building (Michigan            35(6)
 City, IN) (100% Interest)                            2-10(7)
-----------------------------------------------------------------

NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in Columns E and F:

                                                                       Years Ended
                                     -------------------------------------------------------------------------------
                                         December 31, 2001         December 31, 2000          December 31, 1999
                                     ----------- ------------- ----------- ------------- ------------  -------------
                                                  Accumulated                Accumulated                 Accumulated
                                        Cost     Depreciation     Cost      Depreciation     Cost       Depreciation
---------------------------------------------------------------------------------------------------------------------
Balance at the beginning of the year $19,401,600 $   8,552,900 $19,235,400 $   8,061,300 $ 48,863,600    $17,200,600
Additions during the year:
 Improvements                            819,900                   166,200               $    299,000
 Provision for depreciation                            543,100                   491,600               $     841,400
Deductions during the year:
 Cost of real property sold                                                               (29,927,200)
 Accumulated depreciation on real
   property sold                                                                                          (9,980,700)
---------------------------------------------------------------------------------------------------------------------
Balance at the end of the year       $20,221,500 $   9,096,000 $19,401,600 $   8,552,900 $ 19,235,400  $   8,061,300
---------------------------------------------------------------------------------------------------------------------

Note 3. The aggregate cost for federal income tax purposes as of December 31, 2001 was $27,321,500.

Note 4. Includes cumulative provisions for value impairment of $7,100,000 for Marquette.

Note 5. Land has been reduced by $120,500 in connection with the sales of two outparcels at Marquette.

Note 6. Estimated useful life in years for building.

Note 7. Estimated useful life in years for improvements.