Form 10-Q
period 2002-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2002-05-14
CIK 771983

================================================================================

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


    For the period ended March 31, 2002

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from_____________ to ____________

Commission File Number 0-15538

               First Capital Income Properties, Ltd.--Series XI
            (Exact name of registrant as specified in its charter)

                          Illinois                     36-3364279
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

                 Two North Riverside Plaza             60606-2607
                         Suite 700                     (Zip Code)
                     Chicago, Illinois
          (Address of principal executive offices)

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

================================================================================

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                          March 31,
                                            2002      December 31,
                                         (Unaudited)      2001
             -----------------------------------------------------

             ASSETS
             Investment in commercial
               rental property:
              Land                       $ 1,879,500  $ 1,879,500
              Buildings and
                improvements              18,405,500   18,342,000
             --------------------------- -----------  ------------
                                          20,285,000   20,221,500
              Accumulated depreciation
                and amortization          (9,241,300)  (9,096,000)
             --------------------------- -----------  ------------
              Total investment property,
                net of accumulated
                depreciation and
                amortization              11,043,700   11,125,500
             Cash and cash equivalents     6,129,500    5,857,300
             Rents receivable                369,200      307,500
             --------------------------- -----------  ------------
                                         $17,542,400  $17,290,300
             --------------------------- -----------  ------------

             LIABILITIES AND PARTNERS' CAPITAL
             Liabilities:
              Front-End Fees Loan
                payable to Affiliate     $ 8,295,200  $ 8,295,200
              Accounts payable and
                accrued expenses           1,197,000      767,200
              Due to Affiliates                3,500        3,300
              Distribution payable           230,600      230,600
              Security deposits               57,200       56,000
              Other liabilities              196,600      197,200
             --------------------------- -----------  ------------
                                           9,980,100    9,549,500
             --------------------------- -----------  ------------
             Partners' capital:
              General Partner              1,414,700    1,414,200
              Limited Partners (57,621
                Units issued and
                outstanding)               6,147,600    6,326,600
             --------------------------- -----------  ------------
                                           7,562,300    7,740,800
             --------------------------- -----------  ------------
                                         $17,542,400  $17,290,300
             --------------------------- -----------  ------------

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the quarter ended March 31, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                   General    Limited
                                   Partner    Partners     Total
            --------------------- ---------- ----------  ----------
            Partners' capital,
              January 1, 2001     $1,404,600 $6,296,200  $7,700,800
            Net income for
              the year ended
              December 31,
              2001                     9,600    952,300     961,900
            Distributions for
              the year ended
              December 31,
              2001                        --   (921,900)   (921,900)
            --------------------- ---------- ----------  ----------
            Partners' capital,
              December 31,
              2001                 1,414,200  6,326,600   7,740,800
            Net income for the
              quarter ended
              March 31, 2002             500     51,500      52,000
            Distributions for the
              quarter ended
              March 31, 2002              --   (230,500)   (230,500)
            --------------------- ---------- ----------  ----------
            Partners' capital,
              March 31, 2002      $1,414,700 $6,147,600  $7,562,300
            --------------------------------------------------------

4
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                 2002      2001
             -----------------------------------------------------
             Income:
              Rental                           $870,600 $1,022,300
              Interest                           24,000     90,700
             -----------------------------------------------------
                                                894,600  1,113,000
             -----------------------------------------------------
             Expenses:
              Interest:
                Nonaffiliates                        --     10,400
              Depreciation and amortization     145,300    120,500
              Property operating:
                Affiliates                        6,800      1,900
                Nonaffiliates                   373,000    384,400
              Real estate taxes                 142,200    139,900
              Insurance--Affiliate               19,600     18,300
              Repairs and maintenance           114,900    124,500
              General and administrative:
                Affiliates                        2,500      1,800
                Nonaffiliates                    38,300     41,600
             -----------------------------------------------------
                                                842,600    843,300
             -----------------------------------------------------
             Net income                        $ 52,000 $  269,700
             -----------------------------------------------------
             Net income allocated to General
               Partner                         $    500 $    2,700
             -----------------------------------------------------
             Net income allocated to Limited
               Partners                        $ 51,500 $  267,000
             -----------------------------------------------------
             Net income allocated to Limited
               Partners per Unit (57,621 Units
               outstanding)                    $   0.89 $     4.63
             -----------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                 2002        2001
           --------------------------------------------------------
           Cash flows from operating
             activities:
            Net income                        $   52,000  $  269,700
            Adjustments to reconcile net
              income to net cash provided
              by operating activities:
              Depreciation and
                amortization                     145,300     120,500
              Changes in assets and
                liabilities:
                (Increase) decrease in
                  rents receivable               (61,700)    171,400
                Increase in accounts
                  payable and accrued
                  expenses                       429,800     171,300
                Increase in due to
                  Affiliates                         200         700
                (Decrease) in prepaid rent            --     (61,700)
                (Decrease) increase in
                  other liabilities                 (600)      4,500
           --------------------------------------------------------
                  Net cash provided by
                    operating activities         565,000     676,400
           --------------------------------------------------------
           Cash flows from investing
             activities:
            Payments for capital and tenant
              improvements                       (63,500)    (14,300)
           --------------------------------------------------------
                  Net cash (used for)
                    investing activities         (63,500)    (14,300)
           --------------------------------------------------------
           Cash flows from financing
             activities:
            Principal payments on
              mortgage loans payable                  --    (101,100)
            Distributions paid to Partners      (230,500)   (230,500)
            Increase (decrease) in security
              deposits                             1,200        (400)
           --------------------------------------------------------
                  Net cash (used for)
                    financing activities        (229,300)   (332,000)
           --------------------------------------------------------
           Net increase in cash and cash
             equivalents                         272,200     330,100
           Cash and cash equivalents at the
             beginning of the period           5,857,300   6,468,400
           --------------------------------------------------------
           Cash and cash equivalents at the
             end of the period                $6,129,500  $6,798,500
           --------------------------------------------------------
           Interest paid to nonaffiliates
             during the period                $       --  $   10,400
           --------------------------------------------------------

                                                                             5
    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2002, are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

Reference is made to the Partnership's Annual Report for the year ended December 31, 2001, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 2002 and March 31, 2001, the General Partner was allocated Net Profits of $500 and $2,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 2002 were as follows:

                                                   Paid   Payable
              ---------------------------------------------------
              Asset management fees               $ 6,800   None
              Reimbursement of property
                insurance premiums                 19,600   None
              Reimbursement of expenses, at cost:
               --Accounting                         1,000  1,500
               --Investor communication             1,300  2,000
              ---------------------------------------------------
                                                  $28,700 $3,500
              ---------------------------------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Reference is made to the Partnership's Annual Report for the year ended December 31, 2001 for a discussion of the Partnership's business.

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

Operations
The table below is a recap of certain operating results of Marquette Mall and Office Building ("Marquette") for the three months ended March 31, 2002 and 2001. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                                    Comparative
                                               Operating Results (a)
                                                 For the Quarters
                                                       Ended
                                               ---------------------
                                               3/31/2002  3/31/2001
            --------------------------------------------------------
            Marquette Mall and Office Building
            Rental revenues                    $870,600   $1,018,800
            --------------------------------------------------------
            Property net income                $ 68,900   $  218,800
            --------------------------------------------------------
            Average occupancy                       78%          78%
            --------------------------------------------------------

(a)Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the three months ended March 31, 2002 decreased by $217,700 when compared to the three months ended March 31, 2001. The decrease was primarily due to the decline in operating results at Marquette. In addition the decrease was due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $151,700 or 14.8% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease was primarily due to a decrease in base and percentage rental income. While the occupancy at Marquette has remained stable the leases that have been signed to replace vacating tenants have not been on as favorable terms as the previous leases.

Interest expense on decreased by $10,400 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The decrease was due to the 2001 repayment of the mortgage loan collateralized by Marquette Mall.

Repairs and maintenance expense decreased by $9,600 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The decrease was primarily due to a decrease in snow removal.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


                                       Comparative Cash Flow Results
                                          For the Quarters Ended
                                           3/31/2002       3/31/2001
              ------------------------------------------------------
              Cash Flow (as defined in
                the Partnership
                Agreement)              $ 197,300       $ 289,100
              Items of reconciliation:
               Scheduled principal
                 payments on
                 mortgage loans
                 payable                       --         101,100
               (Increase) decrease in
                 current assets           (61,700)        171,400
               Increase in current
                 liabilities              429,400         114,800
              ------------------------------------------------------
              Net cash provided by
                operating activities    $ 565,000       $ 676,400
              ------------------------------------------------------
              Net cash (used for)
                investing activities    $ (63,500)      $ (14,300)
              ------------------------------------------------------
              Net cash (used for)
                financing activities    $(229,300)      $(332,000)
              ------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $91,800 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The decrease was primarily the result of the decline in the Partnership's operating results, exclusive of depreciation and amortization. The decrease was partially offset by a decrease in principal payments on the Partnership's mortgage loan obligation.

The net increase in the Partnership's cash position of $272,200 for the three months ended March 31, 2002 was primarily the result of net cash provided by operating activities exceeding distributions to Partners. Liquid assets of the Partnership (including cash and cash equivalents) as of March 31, 2002 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $111,400 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The decrease was primarily the result of the decline in Partnership operations, as previously discussed. The decrease was partially offset by the receipt of refunds for real estate taxes.

Net cash used for investing activities increased by $49,200 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The increase was due to an increase in expenditures for capital and tenant improvements.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 2002, the Partnership spent $63,500 for capital and tenant improvements and leasing costs and has projected to spend approximately $500,000 during the remainder of 2002. Included in the 2002 budget is $300,000 for repairs to the roof. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, the sale of Marquette and other market conditions throughout the year. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $102,700 for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001. The decrease was primarily due to the decrease in principal payments on the Partnership's mortgage loan, which was repaid in full during 2001.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

For the quarter ended March 31, 2002, the Partnership utilized Cash Flow (as defined in the Partnership Agreement) and $33,200 of previously retained Cash Flow (as defined in the Partnership Agreement) in its distribution to Limited Partners.

Distributions to Limited Partners for the quarter ended March 31, 2002 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partners determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2002.

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

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.--SERIES XI

                                          By:  FIRST CAPITAL FINANCIAL LLC
                                              GENERAL PARTNER

Date: May 13, 2002
                                          By:                /s/  DOUGLAS
                                            CROCKER II
                                             _____________________________
                                                                     DOUGLAS
                                             CROCKER II
                                                               President and
                                             Chief Executive Officer

Date: May 13, 2002
                                          By:                /s/  PHILIP G.
                                            TINKLER
                                             __________________________________
                                                                     PHILIP G.
                                             TINKLER
                                                             Vice
                                             President--Finance and Treasurer