Form 10-Q
period 2002-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2002-08-13
CIK 771983

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

    For the period ended June 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

    Commission File Number 0-15538

               First Capital Income Properties, Ltd.--Series XI
            (Exact name of registrant as specified in its charter)

                     Illinois                  36-3364279
                  (State or other                (I.R.S.
                   jurisdiction          Employer Identification
                of incorporation or               No.)
                   organization)

                Two North Riverside
                   Plaza, Suite
              700, Chicago, Illinois           60606-2607
               (Address of principal           (Zip Code)
                executive offices)

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

                                          June 30,
                                            2002      December 31,
                                         (Unaudited)      2001
             -----------------------------------------------------

             ASSETS
             Investment in commercial
               rental property:
              Land                       $ 1,879,500  $ 1,879,500
              Buildings and
                improvements              18,615,700   18,342,000
             -----------------------------------------------------
                                          20,495,200   20,221,500
              Accumulated depreciation
                and amortization          (9,386,300)  (9,096,000)
             -----------------------------------------------------
              Total investment property,
                net of accumulated
                depreciation and
                amortization              11,108,900   11,125,500
             Cash and cash equivalents     5,884,700    5,857,300
             Rents receivable                298,700      307,500
             -----------------------------------------------------
                                         $17,292,300  $17,290,300
             -----------------------------------------------------

             LIABILITIES AND PARTNERS' CAPITAL
             Liabilities:
              Front-End Fees Loan
                payable to Affiliate     $ 8,295,200  $ 8,295,200
              Accounts payable and
                accrued expenses           1,059,600      767,200
              Due to Affiliates               45,500        3,300
              Distribution payable           230,600      230,600
              Security deposits               57,500       56,000
              Other liabilities              189,500      197,200
             -----------------------------------------------------
                                           9,877,900    9,549,500
             -----------------------------------------------------
             Partners' capital
              General Partner              1,415,500    1,414,200
              Limited Partners (57,621
                Units issued and
                outstanding)               5,998,900    6,326,600
             -----------------------------------------------------
                                           7,414,400    7,740,800
             -----------------------------------------------------
                                         $17,292,300  $17,290,300
             -----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                   General    Limited
                                   Partner    Partners      Total
            --------------------------------------------------------
            Partners' capital,
              January 1, 2001     $1,404,600 $6,296,200  $7,700,800
            Net income for the
              year ended
              December 31,
              2001                     9,600    952,300     961,900
            Distributions for the
              year ended
              December 31,
              2001                        --   (921,900)   (921,900)
            --------------------------------------------------------
            Partners' capital
              December 31,
              2001                 1,414,200  6,326,600   7,740,800
            Net income for the
              six months ended
              June 30, 2002            1,300    133,300     134,600
            Distributions for the
              six months ended
              June 30, 2002                    (461,000)   (461,000)
            --------------------------------------------------------
            Partners' capital,
              June 30, 2002       $1,415,500 $5,998,900  $7,414,400
            --------------------------------------------------------

4
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        2002     2001
         --------------------------------------------------------------
         Income:
           Rental                                     $838,600 $854,300
           Interest                                     23,900   70,200
         --------------------------------------------------------------
                                                       862,500  924,500
         --------------------------------------------------------------
         Expenses:
           Interest:
             Nonaffiliates                                  --    8,400
           Depreciation and amortization               145,000  124,900
           Property operating:
             Affiliates                                  3,100    1,600
             Nonaffiliates                             292,700  306,700
           Real estate taxes                           143,100  140,100
           Insurance--Affiliate                         40,000   34,300
           Repairs and maintenance                     124,000  115,200
           General and administrative:
             Affiliates                                  3,500    2,200
             Nonaffiliates                              28,500   38,900
         --------------------------------------------------------------
                                                       779,900  772,300
         --------------------------------------------------------------
         Net income                                   $ 82,600 $152,200
         --------------------------------------------------------------
         Net income allocated to General Partner      $    800 $  1,500
         --------------------------------------------------------------
         Net income allocated to Limited Partners     $ 81,800 $150,700
         --------------------------------------------------------------
         Net income allocated to Limited Partners per
          Unit (57,621 Units outstanding)             $   1.42 $   2.62
         --------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2002       2001
         --------------------------------------------------------------
         Income:
           Rental                                 $1,709,200 $1,876,600
           Interest                                   47,900    160,900
         --------------------------------------------------------------
                                                   1,757,100  2,037,500
         --------------------------------------------------------------
         Expenses:
           Interest:
             Nonaffiliates                                --     18,800
           Depreciation and amortization             290,300    245,400
           Property operating:
             Affiliates                                9,900      3,500
             Nonaffiliates                           665,700    691,100
           Real estate taxes                         285,300    280,000
           Insurance--Affiliate                       59,600     52,600
           Repairs and maintenance                   238,900    239,700
           General and administrative:
             Affiliates                                6,000      4,000
             Nonaffiliates                            66,800     80,500
         --------------------------------------------------------------
                                                   1,622,500  1,615,600
         --------------------------------------------------------------
         Net income                               $  134,600 $  421,900
         --------------------------------------------------------------
         Net income allocated to General Partner  $    1,300 $    4,200
         --------------------------------------------------------------
         Net income allocated to Limited Partners $  133,300 $  417,700
         --------------------------------------------------------------
         Net income allocated to Limited Partners
          per Unit (57,621 Units outstanding)     $     2.31 $     7.25
         --------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                     2002        2001
       ---------------------------------------------------------------
       Cash flows from operating activities:
         Net income                               $  134,600  $  421,900
         Adjustments to reconcile net income
          to net cash provided by operating
          activities:
           Depreciation and amortization             290,300     245,400
           Changes in assets and liabilities:
            Decrease in rents receivable               8,800     373,400
            Increase (decrease) in accounts
             payable and accrued expenses            292,400     (63,700)
            Increase in due to Affiliates             42,200       1,900
            (Decrease) increase in other
             liabilities                              (7,700)      4,400
       ---------------------------------------------------------------
              Net cash provided by
               operating activities                  760,600     983,300
       ---------------------------------------------------------------
       Cash flows from investing activities:
         Payments for capital and tenant
          improvements                              (273,700)   (303,700)
       ---------------------------------------------------------------
              Net cash (used for) investing
               activities                           (273,700)   (303,700)
       ---------------------------------------------------------------
       Cash flows from financing activities:
         Principal payments on mortgage
          loans payable                                   --    (204,100)
         Distributions paid to Partners             (461,000)   (461,100)
         Increase (decrease) in security
          deposits                                     1,500      (1,400)
       ---------------------------------------------------------------
              Net cash (used for) financing
               activities                           (459,500)   (666,600)
       ---------------------------------------------------------------
       Net increase in cash and cash
        equivalents                                   27,400      13,000
       Cash and cash equivalents at the
        beginning of the period                    5,857,300   6,468,400
       ---------------------------------------------------------------
       Cash and cash equivalents at the end of
        the period                                $5,884,700  $6,481,400
       ---------------------------------------------------------------
       Supplemental information:
       Interest paid to nonaffiliates             $       --  $   18,800
       ---------------------------------------------------------------

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 2002 the General Partner was allocated Net Profits of $800 and $1,300, respectively. For the quarter and six months ended June 30, 2001, the General Partner was allocated Net Profits of $1,500 and $4,200, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2002 were as follows:

                                               Paid
                                          ---------------
                                                   Six
                                          Quarter Months  Payable
               --------------------------------------------------
               Asset management fees      $3,100  $ 9,900    None
               Reimbursement of property
                 insurance premiums           --   19,600  40,000
               Reimbursement of expenses,
                 at cost:
                --Accounting               1,500    2,500   1,500
                --Investor communications     --    1,300   4,000
                                          $4,600  $33,300 $45,500
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

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests.

Operations
The table below is a recap of the Partnership's share of Marquette Mall and Office Building ("Marquette") for the quarters and six months ended June 30, 2002 and 2001. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                              Comparative Operating Results (a)
                           For the Quarters    For the Six Months
                                 Ended                Ended
                          6/30/2002 6/30/2001 6/30/2002  6/30/2001
             ------------------------------------------------------
             Marquette Mall and Office Building
             Rental
               revenues   $838,600  $854,300  $1,709,200 $1,873,100
             ------------------------------------------------------
             Property net
               income     $ 90,500  $123,200  $  159,400 $  342,000
             ------------------------------------------------------
             Average
               occupancy       80%       78%         79%        78%
             ------------------------------------------------------

(a)Excludes certain income and expense items which are not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership decreased by $69,600 and $287,300 for the quarter and six months ended June 30, 2002 when compared to the quarter and six months ended June 30, 2001, respectively. The decreases were primarily due to the decline in operating results at Marquette. In addition the decreases were due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

The following comparative discussion includes only the operating results of Marquette.


Rental revenues decreased by $15,700 or 1.8% and $167,400 or 8.9% for the quarter and six months ended June 30, 2002 when compared to the quarter and six months ended June 30, 2001, respectively. The decreases were primarily due to the decrease in base rental income. While the occupancy at Marquette has remained relatively stable the leases that have been signed to replace vacating tenants have not been on as favorable terms as the previous leases. The decrease for the six-month periods under comparison was also due to a decline in percentage rental income.

Interest expense on the Partnership's mortgage loans decreased by $8,400 and $18,800 for the quarter and six months ended June 30, 2002 when compared to the quarter and six months ended June 30, 2001, respectively. The decreases were primarily due to the 2001 repayment of the mortgage loan collateralized by Marquette Mall.

Property operating expenses decreased by $12,500 and $19,900 for the quarter and six months ended June 30, 2002 when compared to the quarter and six months ended June 30, 2001, respectively. The decreases were primarily due to a decrease in management fees, which was due to the decline in rental income. In addition, the decrease for the six-month periods under comparison was due to a decrease in utility expense.

All other expenses remained relatively unchanged for the quarterly and six-month periods under comparison.

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

Liquidity and Capital Resources
One of the Partnership's objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by accounting principles generally accepted in the United States ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued

actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                Comparative Cash
                                              Flow Results For the
                                                Six Months Ended
                                              6/30/2002  6/30/2001
             ------------------------------------------------------
             Cash Flow (as defined in the
               Partnership Agreement)         $ 424,900  $ 463,200
             Items of reconciliation:
              Scheduled principal payments on
                mortgage loan payable                --    204,100
              Decrease in current assets          8,800    373,400
              Increase (decrease) in current
                liabilities                     326,900    (57,400)
             ------------------------------------------------------
             Net cash provided by operating
               activities                     $ 760,600  $ 983,300
             ------------------------------------------------------
             Net cash (used for) investing
               activities                     $(273,700) $(303,700)
             ------------------------------------------------------
             Net cash (used for) financing
               activities                     $(459,500) $(666,600)
             ------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) decreased by $38,300 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The decrease was primarily the result of the decline in the Partnership's operating results, exclusive of depreciation and amortization. The decrease was partially offset by a decrease in principal payments on the Partnership's mortgage loan obligation.

The net increase in the Partnership's cash position of $27,400 for the six months ended June 30, 2002 was due to net cash provided by operating activities exceeding cash distributed to Limited Partners and payments for capital and tenant improvements. Liquid assets of the Partnership as of June 30, 2002 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $222,700 for the comparable six-month periods was primarily due to the decrease in net income, as previously discussed.

Net cash used for investing activities decreased by $30,000 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The decrease was due to a decrease in expenditures for capital and tenant improvements.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 2002, the Partnership spent $273,700 for capital and tenant improvements and leasing costs and has projected to spend approximately $300,000 during the remainder of 2002. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $207,100 for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001. The decrease was primarily due to a decrease in principal payments on the Partnership's mortgage obligation, which was repaid in full during 2001.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

Distributions to Limited Partners for the quarter ended June 30, 2002 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

PART II. OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

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

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.--SERIES XI

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             GENERAL PARTNER

Date: August 12, 2002                          /s/   DOUGLAS CROCKER II
                                          By: ______________________________
                                                     DOUGLAS CROCKER II
                                               President and Chief Executive
                                                          Officer

Date: August 12, 2002                            /s/  PHILIP G. TINKLER
                                          By: _______________________________
                                                     PHILIP G. TINKLER
                                                Vice President--Finance and
                                                         Treasurer