Form 10-Q
period 2002-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2002-11-13
CIK 771983

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

    For the period ended September 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

    Commission File Number 0-15538

               First Capital Income Properties, Ltd.--Series XI
            (Exact name of registrant as specified in its charter)

                     Illinois                  36-3364279
                  (State or other
                  jurisdiction of           (I.R.S. Employer
                 incorporation or
                   organization)           Identification No.)

             Two North Riverside Plaza,
                    Suite 700,
                 Chicago, Illinois             60606-2607
               (Address of principal
                executive offices)             (Zip Code)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                        September 30,
                                            2002      December 31,
                                         (Unaudited)      2001
              ----------------------------------------------------

              ASSETS
              Investment in commercial
                rental property:
               Land                      $ 1,879,500  $ 1,879,500
               Buildings and
                 improvements             18,746,400   18,342,000
              ----------------------------------------------------
                                          20,625,900   20,221,500
               Accumulated depreciation
                 and amortization         (9,536,500)  (9,096,000)
              ----------------------------------------------------
               Total investment
                 property, net of
                 accumulated
                 depreciation and
                 amortization             11,089,400   11,125,500
              Cash and cash equivalents    5,870,600    5,857,300
              Rents receivable               255,400      307,500
              ----------------------------------------------------
                                         $17,215,400  $17,290,300
              ----------------------------------------------------

              LIABILITIES AND PARTNERS' CAPITAL
              Liabilities:
               Front-End Fees Loan
                 payable to Affiliate    $ 8,295,200  $ 8,295,200
               Accounts payable and
                 accrued expenses          1,035,600      767,200
               Due to Affiliates              73,900        3,300
               Distribution payable          230,600      230,600
               Security deposits              57,500       56,000
               Other liabilities             194,100      197,200
              ----------------------------------------------------
                                           9,886,900    9,549,500
              ----------------------------------------------------
              Partners' capital:
               General Partner             1,417,000    1,414,200
               Limited Partners
                 (57,621 Units issued
                 and outstanding)          5,911,500    6,326,600
              ----------------------------------------------------
                                           7,328,500    7,740,800
              ----------------------------------------------------
                                         $17,215,400  $17,290,300
              ----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2002 (Unaudited) and the year ended December 31, 2001
(All dollars rounded to nearest 00s)

                                   General    Limited
                                   Partner    Partners      Total
            --------------------------------------------------------
            Partners' capital,
              January 1, 2001     $1,404,600 $6,296,200  $7,700,800
            Net income for the
              year ended
              December 31,
              2001                     9,600    952,300     961,900
            Distributions for the
              year ended
              December 31,
              2001                             (921,900)   (921,900)
            --------------------------------------------------------
            Partners' capital,
              December 31,
              2001                 1,414,200  6,326,600   7,740,800
            Net income for the
              nine months
              ended
              September 30,
              2002                     2,800    276,400     279,200
            Distributions for the
              nine months
              ended
              September 30,
              2002                             (691,500)   (691,500)
            --------------------------------------------------------
            Partners' capital,
              September 30,
              2002                $1,417,000 $5,911,500  $7,328,500
            --------------------------------------------------------

4
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      2002     2001
           ----------------------------------------------------------
           Income:
             Rental                                 $818,800 $919,500
             Interest                                 24,800   55,400
           ----------------------------------------------------------
                                                     843,600  974,900
           ----------------------------------------------------------
           Expenses:
             Interest                                     --    4,700
             Depreciation and amortization           150,200  125,000
             Property operating:
               Affiliates                                600    2,600
               Nonaffiliates                         293,100  336,000
             Real estate taxes                        67,200  139,900
             Insurance--Affiliate                     24,900    6,100
             Repairs and maintenance                 132,500  104,100
             General and administrative:
               Affiliates                              3,500    6,600
               Nonaffiliates                          27,000   32,900
           ----------------------------------------------------------
                                                     699,000  757,900
           ----------------------------------------------------------
           Net income                               $144,600 $217,000
           ----------------------------------------------------------
           Net income allocated to General Partner  $  1,500 $  2,200
           ----------------------------------------------------------
           Net income allocated to Limited Partners $143,100 $214,800
           ----------------------------------------------------------
           Net income income allocated to
            Limited Partners per Unit
            (57,621 Units outstanding)              $   2.48 $   3.73
           ----------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2002       2001
         --------------------------------------------------------------
         Income:
           Rental                                 $2,528,000 $2,796,100
           Interest                                   72,700    216,300
         --------------------------------------------------------------
                                                   2,600,700  3,012,400
         --------------------------------------------------------------
         Expenses:
           Interest:
             Nonaffiliates                                       23,500
           Depreciation and amortization             440,500    370,400
           Property operating:
             Affiliates                               10,500      6,100
             Nonaffiliates                           958,800  1,027,100
           Real estate taxes                         352,500    419,900
           Insurance--Affiliate                       84,500     58,700
           Repairs and maintenance                   371,400    343,800
           General and administrative:
             Affiliates                                9,500     10,600
             Nonaffiliates                            93,800    113,400
         --------------------------------------------------------------
                                                   2,321,500  2,373,500
         --------------------------------------------------------------
         Net income                               $  279,200 $  638,900
         --------------------------------------------------------------
         Net income allocated to General Partner  $    2,800 $    6,400
         --------------------------------------------------------------
         Net income allocated to Limited Partners $  276,400 $  632,500
         --------------------------------------------------------------
         Net income allocated to Limited Partners
          per Unit (57,621 Units outstanding)     $     4.80 $    10.98
         --------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                                    2002         2001
      ----------------------------------------------------------------
      Cash flows from operating activities:
        Net income                               $  279,200  $   638,900
        Adjustments to reconcile net income
         to net cash provided by operating
         activities:
          Depreciation and amortization             440,500      370,400
          Changes in assets and liabilities:
           Decrease in rents receivable              52,100      268,000
           Increase in accounts payable
            and accrued expenses                    268,400      146,700
           (Decrease) in prepaid rent                    --      (61,700)
           (Decrease) in state income tax
            payable                                      --       (1,000)
           Increase in due to Affiliates             70,600        2,600
           Increase (decrease) in other
            liabilities                              (3,100)       4,400
      ----------------------------------------------------------------
             Net cash provided by
              operating activities                1,107,700    1,368,300
      ----------------------------------------------------------------
      Cash flows from investing activities:
        Payments for capital and tenant
         improvements                              (404,400)    (711,400)
      ----------------------------------------------------------------
             Net cash (used for) provided
              by investing activities              (404,400)    (711,400)
      ----------------------------------------------------------------
      Cash flows from financing activities:
        Principal payments on mortgage
         loans payable                                   --     (563,800)
        Distributions paid to Partners             (691,500)    (691,500)
        Increase (decrease) in security
         deposits                                     1,500       (1,400)
      ----------------------------------------------------------------
             Net cash (used for) financing
              activities                           (690,000)  (1,256,700)
      ----------------------------------------------------------------
      Net increase (decrease) in cash and
       cash equivalents                              13,300     (599,800)
      Cash and cash equivalents at the
       beginning of the period                    5,857,300    6,468,400
      ----------------------------------------------------------------
      Cash and cash equivalents at the end of
       the period                                $5,870,600  $ 5,868,600
      ----------------------------------------------------------------
      Supplemental information:
        Interest paid to nonaffiliates during
         the period                              $       --  $    23,500
      ----------------------------------------------------------------

                                                                             5
    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the year ending December 31, 2002.

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

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2002 the General Partner was allocated Net Profits of $1,500 and $2,800, respectively. For the quarter and nine months ended September 30, 2001, the General Partner was allocated Net Profits of $2,200 and $6,400, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2002 were as follows:

                                               Paid
                                          ---------------
                                                   Nine
                                          Quarter  Months Payable
               --------------------------------------------------
               Asset management fees       $600   $10,500    None
               Reimbursement of property
                 insurance premiums          --    19,600 $64,900
               Reimbursement of expenses,
                 at cost:
                --Accounting                 --     2,500   3,000
                --Investor communications    --     1,300   6,000
               --------------------------------------------------
                                           $600   $33,900 $73,900
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

Operations
The table below is a recap of the Partnership's share of Marquette Mall and Office Building ("Marquette") for the quarters and nine months ended September 30, 2002 and 2001. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                                   For the        For the Nine Months
                               Quarters Ended            Ended
                             9/30/2002 9/30/2001 9/30/2002  9/30/2001
         -------------------------------------------------------------
         Marquette Mall and Office Building
         Rental revenues     $818,800  $919,400  $2,528,000 $2,792,500
         -------------------------------------------------------------
         Property net income $150,300  $201,100  $  309,700 $  543,100
         -------------------------------------------------------------
         Average occupancy        79%       78%         79%        78%
         -------------------------------------------------------------

(a)Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership decreased by $72,400 and $359,700 for the quarter and nine months ended September 30, 2002 when compared to the quarter and nine months ended September 30, 2001, respectively. The decreases were primarily due to the decline in operating results at Marquette. In addition the decreases were due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the rates earned on those investments.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $100,700 or 10.9% and $268,100 or 9.6% for the quarter and nine months ended September 30, 2002 when compared to the quarter and nine months ended September 30, 2001, respectively. The decreases were primarily due to a decrease in base rental income and specialty leasing revenue. While the occupancy at Marquette has remained relatively stable the leases that have been signed to replace vacating tenants have not been on as favorable terms as the previous leases.

Interest expense on the Partnership's mortgage loans decreased by $4,700 and $23,500 for the quarter and September months ended September 30, 2002 when compared to the quarter and nine months ended September 30, 2001, respectively. The decreases were due to the 2001 repayment of the mortgage loan collateralized by Marquette Mall.

Property operating expenses decreased by $44,900 and $63,900 for the quarter and nine months ended September 30, 2002 when compared to the quarter and nine months ended September 30, 2001, respectively. The decreases were primarily due to decreases in utility costs and management fees, which was due to the decline in rental income.

Real estate tax expense decreased by $72,700 and $67,400 for the quarter and nine months ended September 30, 2002 when compared to the quarter and nine months ended September 30, 2001 respectively. The decrease was primarily due to the receipt of refunds for prior tax years.

Insurance expense increased by $18,800 and $25,800 for the quarter and nine months ended September 30, 2002 when compared to the quarter and nine-months ended September 30, 2001 respectively. The increases were due to an increase in property and liability insurance costs.

Repair and maintenance expenses increased by $28,400 and $27,600 for the quarter and nine months ended September 30, 2002 when compared to the quarter and nine months ended September 30, 2001, respectively. The increases were primarily due to an increase in repairs to the interior and exterior of Marquette.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued

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

                                            Comparative Cash Flow Results
                                            For the Nine Months Ended
                                             9/30/2002      9/30/2001
           --------------------------------------------------------------
           Cash Flow (as defined in the
             Partnership Agreement)         $  719,700     $   698,500
           Items of reconciliation:
            Scheduled principal
              payments on mortgage
              loan payable                          --         310,800
            Decrease in current assets          52,100         268,000
            Increase in current liabilities    335,900          91,000
           --------------------------------------------------------------
           Net cash provided by
             operating activities           $1,107,700     $ 1,368,300
           --------------------------------------------------------------
           Net cash (used for)
             investing activities           $ (404,400)    $  (711,400)
           --------------------------------------------------------------
           Net cash (used for)
             financing activities           $ (690,000)    $(1,256,700)
           --------------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $21,200 for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The increase was primarily the result of the decrease in principal payments on the Partnership's mortgage loan obligation. The increase was partially offset by the decline in the Partnership's operations, exclusive of deprecation and amortization.

The net increase in the Partnership's cash position of $13,300 for the nine months ended September 30, 2002 was due to net cash provided by operating activities exceeding cash distributed to Limited Partners and payments for capital and tenant improvements. Liquid assets of the Partnership as of September 30, 2002 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $260,600 for the comparable nine-month periods was primarily due to the decrease in net income, as previously discussed.

Net cash used for investing activities decreased by $307,000 for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The decrease was due to a decrease in expenditures for capital and tenant improvements.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 2002, the Partnership spent $404,400 for capital and tenant improvements and leasing costs and has projected to spend approximately $175,000 during the remainder of 2002. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Net cash used for financing activities decreased by $566,700 for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001. The decrease was primarily due to a decrease in principal payments on the Partnership's mortgage obligation, which was repaid in full during 2001.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

Distributions to Limited Partners for the quarter ended September 30, 2002 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, First Capital Financial, L.L.C. ("FCF"), the general partner of the Partnership, carried out an evaluation, under supervision and with the participation of FCF's management, including FCF's President and Chief Executive Officer and FCF's Vice President - Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President - Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other sectors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350
(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the quarter ended September 30, 2002.

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

                                          FIRST CAPITAL INCOME PROPERTIES,
                                          LTD.--SERIES XI

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             GENERAL PARTNER

Date: November 13, 2002 By:      /S/  DOUGLAS CROCKER II
                            ----------------------------------
                                    DOUGLAS CROCKER II
                              President and Chief Executive
                                         Officer

Date: November 13, 2002 By:       /S/  PHILIP G. TINKLER
                            ----------------------------------
                                    PHILIP G. TINKLER
                               Vice President--Finance and
                                        Treasurer

FORM OF SECTION 302 CERTIFICATION

I, Douglas Crocker, President and Chief Executive Officer of First Capital Financial, L.L.C., the general partner of First Capital Income Properties, Ltd. Series--XI, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of First Capital Income Properties, Ltd. Series--XI;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /S/  DOUGLAS CROCKER
                                          --------------------------------------
                                          DOUGLAS CROCKER
                                          President and Chief Executive Officer

FORM OF SECTION 302 CERTIFICATION

I, Philip Tinkler, Vice President - Finance and Treasurer of First Capital Financial, L.L.C., the general partner of First Capital Income Properties, Ltd. Series--XI, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of First Capital Income Properties, Ltd. Series--XI;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /S/  PHILIP TINKLER
                                          --------------------------------------
                                          PHILIP TINKLER
                                          Vice President--Finance and Treasurer

CASH FLOW STATEMENTS (1)
For the quarter and nine months ended September 30, 2002
(Unaudited)
(All dollars rounded to nearest 00s)

                                                Quarter  Nine Months
        ------------------------------------------------------------ -
        Net income                             $144,600   $279,200
        Add:
         Depreciation and amortization          150,200    440,500
        ------------------------------------------------------------ -
        Cash Flow                               294,800    719,700
        Less:
         Reserves for future cash requirements  (64,300)   (28,200)
        ------------------------------------------------------------ -
        Distributable Cash Flow                $230,500   $691,500
        ------------------------------------------------------------ -

(1) Cash Flow is as defined in the Partnership Agreement.
(2) Represents principal payments funded from operations on the Partnership mortgage loans.

12