Form 10-K
period 2002-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2003-03-28
CIK 771983

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

    For the fiscal year ended December 31, 2002

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

Exhibit Index--Page A-1

================================================================================

PART I

ITEM 1.  BUSINESS

The registrant, First Capital Income Properties, Ltd.--Series XI (the "Partnership"), is a limited partnership organized in 1985 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 57,621 Limited Partnership Assignee Units (the "Units") to the public. Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The Partnership was formed to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate.
Since 1999 the Partnership has owned only one property, which is classified as held for sale of December 31, 2002.

The real estate business is highly competitive. Results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 2003, there were 18 employees at the Partnership's property for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)

As of December 31, 2002, the Partnership owned the following property, which was owned in fee simple.

                                                              Net
                                                           Leasable    Number of
Property Name                             Location        Sq. Footage Tenants (c)
---------------------------------- ---------------------- ----------- -----------
Marquette Mall and Office Building Michigan City, Indiana   382,052       72(1)

a) For a discussion of significant operating results and major capital expenditures planned for Marquette Mall and Office Building ("Marquette") refer to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

b) For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or straight-line method. Marquette's real estate tax expense was $549,400 for the year ended December 31, 2002. In the opinion of the General Partner, Marquette is adequately insured and serviced by all necessary utilities.

c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of Marquette.

The following table presents Marquette's occupancy rates as of December 31 for each of the last five years:

                            2002 2001 2000 1999 1998
                            ---- ---- ---- ---- ----
                            79%   77%  78%  80%  82%

The amounts in the following table represent Marquette's average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing Marquette's base rental revenues by its average occupied square footage:

                         2002  2001  2000  1999  1998
                         ----- ----- ----- ----- -----
                         $6.14 $6.49 $7.25 $6.54 $7.08

The following table summarizes the principal provisions of the lease for the tenant that occupies ten percent or more of the leasable square footage at
Marquette:

                               Partnership's per annum Base Percentage
                                       Rent (a) for           of Net    Renewal
                               ---------------------------- ---------- ---------
                                         Final               Leasable   Options
                                         Twelve  Expiration   Square   (Renewal
                                         Months   Date of    Footage   Options /
                                 2003   of Lease   Lease     Occupied   Years)
------------------------------ -------- -------- ---------- ---------- ---------
J.C. Penney (department store) $139,000 $139,000 1/31/2008      29%      3 / 5

(a)The Partnership's per annum base rent for the tenant listed above for each of the years between 2003 and the final twelve months for the above lease is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2012:

                                       Base Rents
                    Number   Square    in Year of     % of Total
             Year of Tenants  Feet   Expiration (a) Base Rents (b)
             ---- ---------- ------- -------------- --------------
             2003     29      37,246    $216,000        12.47%
             2004     17      34,112     214,100        16.38
             2005     11      36,194     179,800        17.59
             2006      2      10,261       7,500         0.93
             2007      5     101,098      31,800         4.97
             2008      4     134,523     302,300        68.34
             2009      0        None        None         0.00
             2010      2       2,264      29,900        28.89
             2011      0        None        None         0.00
             2012      0        None        None         0.00

--------
a) Represents the amount of base rents to be collected each year on expiring leases. (Note: Since leases expire at different dates in each year, the amounts in this column do not purport to include a full year's base rent on expiring leases).

b) Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership's total base rents scheduled to be collected based on leases in effect as of December 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2002. Ordinary routine legal matters incidental to the business which was not deemed material, were pursued during the quarter ended December 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2003, there were 3,525 Holders of Units.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  For the Years Ended December 31,
                                                    ------------------------------------------------------------
                                                        2002        2001        2000        1999        1998
----------------------------------------------------------------------------------------------------------------
Total revenues                                      $    92,600  $   247,400 $   413,100 $12,765,200 $ 4,743,600
Discontinued Operations(a)                          $   623,700  $   860,100 $ 1,279,900 $   777,200 $   291,200
Net (loss) income                                   $(2,864,600) $   961,900 $ 1,547,400 $11,067,500 $   214,100
Net (loss) income allocated to Limited Partners     $(2,836,000) $   952,300 $ 1,531,900 $ 8,925,800        None
Net (loss) income allocated to Limited Partners per
  Unit (57,621 Units outstanding)                   $    (49.22) $     16.53 $     26.59 $    154.91        None
Total assets                                        $14,069,600  $17,290,300 $17,913,600 $18,098,300 $36,930,500
Mortgage loans payable                                     None         None $   568,400 $ 1,290,000 $25,646,200
Front-End Fees loan payable to Affiliate (b)        $ 8,295,200  $ 8,295,200 $ 8,295,200 $ 8,295,200 $ 8,295,200
Declared distributions to Limited Partners per
  Unit (c)                                          $     16.00  $     16.00 $     16.00 $     95.00        None
Other data:
Real estate held for sale                           $ 7,500,000         None        None        None        None
Investment in commercial rental properties (net of
  accumulated depreciation and amortization)               None  $11,125,500 $10,848,700 $11,174,100 $31,663,000
Number of real property interests owned at
  December 31                                                 1            1           1           1           3
----------------------------------------------------------------------------------------------------------------

(a)Represents the net operations of Marquette which is classified as held for sale as of December 31, 2002.
(b)Excludes deferred interest payable.
(c)Distributions to Limited Partners for the year ended December 31, 1999 were comprised of Sale Proceeds.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                                                      For the Years Ended December 31,
                                                      ---------------------------------------------------------------
                                                         2002         2001         2000         1999          1998
----------------------------------------------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
  Agreement) (a)                                      $1,168,500  $ 1,189,600  $ 1,570,400  $  2,977,100  $   615,700
Items of reconciliation:
Adjustment for extinguishment of deferred interest to
  affiliate                                                 None         None         None    (2,257,200)        None
Principal payments on mortgage loans payable (b)              --      315,400      468,600       819,500    1,089,700
Changes in current assets and liabilities:
(Increase) decrease in current assets                   (397,500)     289,000     (203,000)      666,000     (130,800)
Increase (decrease) in current liabilities               565,800      (66,700)    (321,600)     (229,800)     380,800
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities             $1,336,800  $ 1,727,300  $ 1,514,400  $  1,975,600  $ 1,955,400
----------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities  $ (407,700) $  (819,900) $   798,000  $ 32,100,700  $(2,141,600)
----------------------------------------------------------------------------------------------------------------------
Net cash (used for) financing activities              $ (921,800) $(1,518,500) $(1,410,500) $(29,669,900) $  (421,200)
----------------------------------------------------------------------------------------------------------------------

a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures.
b) Nonscheduled principal payments of $253,000, $253,000 and $668,000 in 2001, 2000 and 1999, respectively, are excluded.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-6 in this report and the supplemental schedule on pages A-7 and A-8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and investment in properties;
(ii) the operation of properties and (iii) the sale or other disposition of properties.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Partnership's expectations or beliefs concerning future events. The Partnership cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard was adopted in 2002, as management has committed to disposing of its remaining real estate asset. During the year ended December 31, 2002 the investment in Marquette was written down to $7.5 million resulting in a provision for value impairment of $3,441,000. Marquette's operations have been disclosed as discontinued operations for each year presented as follows:

                2002        2001       2000
----------------------------------- ----------
Income       $3,789,800  $3,943,400 $4,305,700
Expenses      6,607,100   3,083,300  3,025,800

             ----------  ---------- ----------
Discontinued
operations   (2,817,300)    860,100  1,279,900

Operations

The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 2002, 2001 and 2000. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                                 For the Years Ended December 31,
                                ----------------------------------
                                   2002        2001        2000
            -------------------------------------------------------
            Marquette Mall and
              Office Building
            Rental revenues     $3,789,800  $3,943,400  $4,305,700
            -------------------------------------------------------
            Property net income $  623,700  $  860,100  $1,279,900
            -------------------------------------------------------
            Average occupancy           79%         78%         79%
            -------------------------------------------------------

a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan, general and administrative and state income tax expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Comparison of the year ended December 31, 2002 to the year ended December 31,
2001

Net income, exclusive of provision of value impairment, decreased by $385,500 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was primarily due to the decrease in operating results at Marquette Mall and Office Building ("Marquette"). The decrease was also due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decline in the rates earned on those investments.

The following comparison includes on the results of Marquette.

Rental income decreased by $153,600 or 3.9% for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was due to a decline in base rental income. The decline in base rental income can be attributed to a decrease in rates paid by new tenants. In addition the decrease was due to a decline in percentage rent, which was due to lower sales.

Interest expense decreased by $23,500 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was due to the 2001 repayment of the mortgage loan collateralized by Marquette Mall.

Depreciation and amortization expense increased by $49,100 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The increase was due to the improvements made to Marquette during 2002 and 2001. Insurance expense increased by $25,100 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The increase was due to an increase in property and liability insurance costs.

All other expenses remained relatively unchanged for the periods under comparison.

Comparison of the year ended December 31, 2001 to the year ended December 31,
2000

Net income decreased by $585,500 for year ended December 31, 2001 when compared to the year ended December 31, 2000. The decrease was primarily due to the decrease in operating results at Marquette. The decrease was also due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decline in the rates earned on those investments.

The following comparison includes only the results of Marquette.

Rental income decreased by $362,300 or 8.4% for the year ended December 31, 2001 when compared to the year ended December 30, 2000. The decrease was due to a decline in base rental income at the property. The decline in base rental income can be attributed to a decrease in occupancy and rates paid by new tenants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued


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

Cash Flow (as defined in the Partnership Agreement) decreased by $21,100 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was primarily due to the decrease in net income, as previously discussed. The decrease was partially offset by a decrease in principal payments on the Partnership's mortgage loan obligation, which was due it repayment in 2001.

The increase of $7,300 in the Partnership's cash position for the year ended December 31, 2002 was primarily the result of net cash provided by operating activities exceeding distributions to Limited Partners and payments for capital and tenant improvements. Liquid assets of the Partnership as of December 31, 2002 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $390,500 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was due to the decrease in net income, exclusive of depreciation and amortization, as previously discussed.

Net cash used for investing activities decreased by $412,200 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was due to a decrease in expenditures, during the year ended December 31, 2002, for capital and tenant improvements.

The Partnership has no financial instruments for which there are significant market risks.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 2002, the Partnership spent $407,700 for building and tenant improvements and has budgeted to spend approximately $225,000 during 2003. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

Net cash used for financing activities decreased by $596,700 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was primarily due to a decrease in principal payments on the Partnership's mortgage debt.

During 2000 the Partnership repaid the mortgage loan collateralized by Marquette Office. During 2001 the Partnership repaid the mortgage loan collateralized by Marquette Mall. As of December 31, 2002 the Partnership has no outstanding mortgage debt.

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

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs at

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued

Marquette. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 2002 Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $246,200.

Distributions to Limited Partners for the quarter ended December 31, 2002 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent on the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for Financial Statements issued for fiscal years beginning after December 15, 2001, the net income related to properties sold or held for sale subsequent to December 31, 2001 is reflected in the consolidated statements of income and expenses as "discontinued operations" for each year presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial L.L.C. ("General Partner") (formerly known as First Capital Financial Corporation) is the general partner of the Partnership. The directors as of March 1, 2003, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of the General Partner will be held in June 2003.

                         Name                   Office
                         ----                  --------
                         Donald J. Liebentritt Director

Donald J. Liebentritt, 52, has been President and Chief Executive Officer since December 2002, a Director since May 2000 and was a Vice President from May 2000 until December 2002. Mr. Leibentritt is President of Equity Group Investments, L.L.C., Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C. until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2003 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                 Office
          ----                                 ------
          Donald J. Liebentritt President and Chief Executive Officer
          Philip Tinkler....... Vice President--Finance and Treasurer

Donald J. Liebentritt- See Table of Directors above.

Philip Tinkler, 38, has been Vice President of Finance and Treasurer of the General Partner since April 2001, has been Vice President/ Assistant Treasurer of Great American since March 2001, and has been Treasurer and Vice President of Accounting for Equity Group Investments, L.L.C. since May 2000. Mr. Tinkler has been Chief Financial Officer of Danielson Holding Company since January 2003.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

(a-d,g-k)As stated in Item 10, the Partnership has no officers or directors.
         Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2002. However, the General Partner and its Affiliates do compensate its directors and officers.

For additional information see Item 13 Certain Relationships and Related Transactions.

(e-f) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
         STOCKHOLDER MATTERS

Equity Compensation Plans

As stated in Item 10, the Partnership has no officers or Directors. Neither the Partnership nor the General Partner maintains an Equity Compensation Plan.

Security Ownership

(a)The following table sets forth, as of March 1, 2003 (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Partnership by the persons who are known by the Partnership to own beneficially more than 5.0% of the outstanding Partnership Units.

                                                     Amount and
                                                       nature     Percent
                             Name and address       of beneficial   of
      Title of Class        of beneficial owner       ownership    Class
      --------------    --------------------------- ------------- -------
      Partnership Units Everest Investors 12, LLC       4,744(1)    8.2%
                        155 North Lake Avenue #1000
                        Pasadena, California 91101

                        Everest Investors 4, LLC        4,744(1)    8.2%
                        155 North Lake Avenue #1000
                        Pasadena, California 91101

                        Everest Investors 8, LLC        4,744(1)    8.2%
                        155 North Lake Avenue #1000
                        Pasadena, California 91101

                        KM Investments, LLC             4,744(1)    8.2%
                        155 North Lake Avenue #1000
                        Pasadena, California 91101

                        W. Robert Kohorst               4,744(1)    8.2%
                        155 North Lake Avenue #1000
                        Pasadena, California 91101

                        Stephen Feinberg                4,744(1)    8.2%
                        450 Park Avenue, 28th Floor
                        New York, New York 10022

--------
(1)The amount of Partnership Units beneficially owned by each referenced person (collectively, the "Referenced Persons") is set forth in the Schedule 13G filed on January 21, 2003 by such Referenced Persons. According to such
   Schedule 13G, the Partnership Units are held of record by Everest Investors 12, LLC (1,915 Partnership Units), Everest Investors 8, LLC (1,756 Partnership Units), Everest Investors 4, LLC (973 Partnership Units) and KM Investments, LLC (100 Units) (collectively, the "Everest Holders"). The members of each Everest Holder include Blackacre Everest, LLC ("Blackacre Everest"), Everest Partners, LLC ("Everest Partners") and Everest Properties II, LLC ("Everest Properties II"). Pursant to the Operating Agreement of each Everest Holder, the consents of Blackacre Everest, Everest Partners and Everest Properties II are required to vote or dispose of the Partnership Units held by such Everest Holder. Mr. Feinberg, in his capacity as the co-president of Blackacre Capital Management Corp., which is the general partner of Blackacre Capital Group, L.P., which is the managing member of Blackacre Everest, possesses sole power to determine whether consent by Blackacre Everestwill given or withheld. Messrs. Kohorst and Feinberg possess shared power to determine whether such consent by Everest Partners will be given or withheld. Mr. Kohorst possesses sole power to determine whether such consent by Everest Properties II will be given or withheld.

(b)The Partnership has no directors or executive officers. As of March 1, 2003, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)Affiliates of the General Partner provide property supervisory services to the Partnership. During the year ended December 31, 2002, these Affiliates were entitled to supervisory fees of $9,700. In addition, other Affiliates of the General Partner were entitled to fees and compensation of $130,600 for insurance, personnel and other services. As of December 31, 2002, $98,100 of these fees and reimbursements were due to affiliates. Services provided by affiliates are on terms, which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

   Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

   In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property;
   and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General
   Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the year ended December 31, 2002, the General Partner was allocated Net Profits of $5,800.

(b)None.

(c)No management person is indebted to the Partnership.

(d)None

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Annual Report on Form 10-K, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's President and Chief Executive Officer and the General Partner's Vice President--Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President--Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other sectors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST CAPITAL INCOME PROPERTIES,
                                            LTD.--SERIES XI

                                          BY:  FIRST CAPITAL FINANCIAL LLC
                                              GENERAL PARTNER
Dated:  March 28, 2003
                                              By:  /s/  DONALD J. LIEBENTRITT
                                                  -----------------------------
                                                      DONALD J. LIEBENTRITT
                                                  President and Chief Executive
                                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/  DONALD J. LIEBENTRITT March 28, 2003 President, Chief Executive Officer and
--------------------------                  Director of the General Partner
  DONALD J. LIEBENTRITT

   /s/  PHILIP TINKLER     March 28, 2003 Vice President--Finance and Treasurer
--------------------------
      PHILIP TINKLER

INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                         Pages
---------------------------------------------------------------------------------
Report of Independent Auditors                                            A-2
Balance Sheets as of December 31, 2002 and 2001                           A-3
Statements of Partners' Capital for the Years Ended
  December 31, 2002, 2001 and 2000                                        A-3
Statements of Income and Expenses for the Years
  Ended December 31, 2002, 2001 and 2000                                  A-4
Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                        A-4
Notes to Financial Statements                                         A-5 to A-6
---------------------------------------------------------------------------------

SCHEDULE FILED AS PART OF THIS REPORT
III--Real Estate and Accumulated Depreciation as of December 31, 2002 A-7 and A-8

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

EXHIBIT (13) Annual Report to Security Holders

The 2002 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

Exhibit (99.1) Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. Section 1350.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series XI
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series XI as of December 31, 2002 and 2001, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at A-1. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series XI at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2002, First Capital Income Properties, Ltd.--Series XI adopted the Provisions of Statements of Financial Standards No. 144, "Accounting for the Impairment of Long-Lived Assets."

                                          Ernst & Young LLP

Chicago, Illinois
February 28, 2003

BALANCE SHEETS
December 31, 2002 and 2001
(All dollars rounded to nearest 00s)

                                               2002         2001
           -------------------------------- ----------- -----------
           ASSETS
           Investment in commercial
             rental property:
            Land                            $        -- $ 1,879,500
            Buildings and improvements               --  18,342,000
           ---------------------------------------------------------
                                                     --  20,221,500
            Accumulated depreciation
              and amortization                       --  (9,096,000)
           ---------------------------------------------------------
           Total investment property, net
             of accumulated depreciation
             and amortization                        --  11,125,500
           Real estate held for disposition   7,500,000          --
           Cash and cash equivalents          5,864,600   5,857,300
           Rents receivable                     665,200     307,500
           Other assets                          39,800          --
           ---------------------------------------------------------
                                            $14,069,600 $17,290,300
           ---------------------------------------------------------
           LIABILITIES AND PARTNERS' CAPITAL
           Liabilities:
            Front-End Fees loan payable
              to Affiliate                  $ 8,295,200 $ 8,295,200
            Accounts payable and
              accrued expenses                1,250,100     767,200
            Due to Affiliates, net               98,100       3,300
            Security deposits                    56,100      56,000
            Distribution payable                230,500     230,600
            Other liabilities                   185,300     197,200
           ---------------------------------------------------------
                                             10,115,300   9,549,500
           ---------------------------------------------------------
           Partners' Capital:
            General Partner                   1,385,600   1,414,200
            Limited Partners (57,621
              Units issued and
              outstanding)                    2,568,700   6,326,600
           ---------------------------------------------------------
                                              3,954,300   7,740,800
           ---------------------------------------------------------
                                            $14,069,600 $17,290,300
           ---------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2002, 2001 and 2000
(All dollars rounded to nearest 00s)

                                  General     Limited
                                  Partner     Partners      Total
          --------------------- ----------  -----------  -----------
          Partners' capital,
            January 1, 2000     $1,389,100  $ 5,686,400  $ 7,075,500
          Net income for the
            year ended
            December 31,
            2000                    15,500    1,531,900    1,547,400
          Distributions for the
            year ended
            December 31,
            2000                        --     (922,100)    (922,100)
          -----------------------------------------------------------
          Partners' capital,
            December 31,
            2000                 1,404,600    6,296,200    7,700,800
          Net income for the
            year ended
            December 31,
            2001                     9,600      952,300      961,900
          Distributions for the
            year ended
            December 31,
            2001                        --     (921,900)    (921,900)
          -----------------------------------------------------------
          Partners' capital,
            December 31,
            2001                 1,414,200    6,326,600    7,740,800
          Net (loss) for the
            year ended
            December 31,
            2002                   (28,600)  (2,836,000)  (2,864,600)
          Distributions for the
            year ended
            December 31,
            2002                        --     (921,900)    (921,900)
          -----------------------------------------------------------
          Partners' capital,
            December 31,
            2002                $1,385,600  $ 2,568,700  $ 3,954,300
          -----------------------------------------------------------

                                                                            A-3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2002, 2001 and 2000
(All dollars rounded to nearest 00s except per Unit amounts)

                                                                                        2002       2001      2000
---------------------------------------------------------------------------------------------------------------------
Income:
 Rental                                                                             $        --  $  3,500 $   10,100
   Interest                                                                              92,600   247,400    413,100
---------------------------------------------------------------------------------------------------------------------
                                                                                         92,600   250,900    423,200
---------------------------------------------------------------------------------------------------------------------
Expenses:
   Nonaffiliates                                                                             --        --     (1,800)
 General and administrative:
   Affiliates                                                                            11,100    18,100      9,200
   Nonaffiliates                                                                        128,800   131,000    148,300
---------------------------------------------------------------------------------------------------------------------
                                                                                        139,900   149,100    155,700
---------------------------------------------------------------------------------------------------------------------
Net (loss) income from continuing operations                                            (47,300)  101,800    267,500
---------------------------------------------------------------------------------------------------------------------
Discontinued operations (including impairment loss of $3,441,000 in 2002)            (2,817,300)  860,100  1,279,900
---------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                   $(2,864,600) $961,900 $1,547,400
---------------------------------------------------------------------------------------------------------------------
Net (loss) income allocated to General Partner                                      $   (28,600) $  9,600 $   15,500
---------------------------------------------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners                                     $(2,836,000) $952,300 $1,531,900
---------------------------------------------------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per Unit (57,621 Units outstanding) $    (49.22) $  16.53 $    26.59
---------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(All dollars rounded to nearest 00s)

                                                                                              2002         2001         2000
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net (loss) income                                                                        $(2,864,600) $   961,900  $ 1,547,400
 Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Depreciation and amortization                                                                592,200      543,100      491,600
 Provision for value impairment                                                             3,441,000           --           --
 Changes in assets and liabilities:
 (Increase) decrease in rents receivable                                                     (357,700)     289,000     (216,200)
 (Increase) decrease in other assets                                                          (39,800)                   13,200
 Increase (decrease) in accounts payable
 and accrued expenses                                                                         482,900      (17,000)     (97,000)
 Increase (decrease) in due to Affiliates                                                      94,800        2,000       (3,000)
 (Decrease) in prepaid rent                                                                        --      (61,700)     (28,600)
 Increase (decrease) in state income taxes payable                                                 --        7,000     (275,000)
 (Decrease) in distribution payable                                                              (100)          --           --
 (Decrease) increase in other liabilities                                                     (11,900)       3,000       82,000
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                1,336,800    1,727,300    1,514,400
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for building and tenant improvements                                               (407,700)    (819,900)    (166,200)
 Decrease in investments in debt securities, net                                                   --           --      964,200
--------------------------------------------------------------------------------------------------------------------------------
   Net cash (used for) provided by investing activities                                      (407,700)    (819,900)     798,000
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable                                                      --     (568,400)    (721,600)
 Distributions to Limited Partners                                                           (921,900)    (921,900)    (691,500)
 Increase (decrease) increase in security deposits                                                100      (28,200)       2,600
--------------------------------------------------------------------------------------------------------------------------------
 Net cash (used for) financing activities                                                    (921,800)  (1,518,500)  (1,410,500)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            7,300     (611,100)     901,900
Cash and cash equivalents at the beginning of the year                                      5,857,300    6,468,400    5,566,500
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                                            $5,864,600   $5,857,300   $6,468,400
--------------------------------------------------------------------------------------------------------------------------------
Supplemental information:
Interest paid during the year                                                                      $--      $23,500      $75,500
--------------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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

Since 1999, the Partnership has only owned one property, Marquette Mall and Office Building, which has 382,052 net leasable square feet, is located in Michigan City, Indiana and is currently being held for sale as of December 31, 2002.

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

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard was adopted in 2002, as management has committed to disposing of its remaining real estate asset. During the year ended December 31, 2002 the investment in Marquette was written down to $7.5 million resulting in a provision for value impairment of $3,441,000. Marquette's operations have been disclosed as discontinued operations for each year presented as follows:

                                       2002       2001      2000
            -                       ----------  --------- ---------
            Income.................  3,789,800  3,943,400 4,305,700
            Expenses...............  6,607,100  3,083,300 3,025,800
                                    ----------  --------- ---------
            Discontinued operations (2,817,300)   860,100 1,279,900

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2002 and 2001.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the years ended December 31, 2002, 2001 and 2000, the General Partner was allocated Net Profits of $5,800, $9,600 and $15,500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

                                                     For the Years Ended December 31,
-                                            -------------------------------------------------
                                                  2002             2001             2000
                                             --------------- ---------------- ----------------
                                              Paid   Payable   Paid   Payable   Paid   Payable
----------------------------------------------------------------------------------------------
Property management and leasing fees         $ 7,300   1,400 $  9,500   None  $ 11,800   None
Reimbursement of property insurance premiums  19,500  96,700   91,100   None   101,300   None
Legal                                           None    None     None   None      None   None
Reimbursement of expenses, at cost:
  --Accounting                                 7,000    None    2,000  2,000     5,300   None
  --Investor communication                     7,400    None   14,100  1,300     7,300  1,300
----------------------------------------------------------------------------------------------
                                             $41,200 $98,100 $116,700 $3,300  $125,700 $1,300
----------------------------------------------------------------------------------------------

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

4. Future minimum rents:

Future minimum rental income due on noncancelable leases as of December 31, 2002 was as follows:

                             2003       $ 1,731,900
                             2004         1,306,700
                             2005         1,022,300
                             2006           807,200
                             2007           640,300
                             Thereafter     975,400
                             ----------------------
                                         $6,483,800
                             ----------------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rents. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents. Percentage rents earned for the years ended December 31, 2002, 2001 and 2000 were $264,700, $464,500 and $452,200, respectively.

5. Income tax:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership's provisions for value impairment. For the years ended December 31, 2002, 2001 and 2000, net income for income tax reporting purposes was $192,100, $482,200, and $998,600, respectively. The aggregate cost of commercial rental properties for Federal income tax purposes at December 31, 2002 was $27,729,200.

SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2002

                                                                                        Costs capitalized
                                                                     Initial cost         subsequent to
                                                                    to Partnership         acquisition
                                                                ---------------------- -------------------
                                                                            Buildings
                                                                               and
                                                                            Improve-    Improve-  Carrying
                   Description                     Encumbrances    Land       ments      ments    Costs(1)
-------------------------------------------------  -------------------------------------------------------
Shopping Center:
Marquette Mall and Office Building (Michigan
 City, IN) (100% Interest)                              $0      $2,000,000 $20,306,700 $5,378,200 $164,800
-----------------------------------------------------------------------------------------------------------

                                                           Gross amount at which
                                                        carried at close of period
                                                   ----------------------------------
                                                               Buildings
                                                                  and
                                                               Improve-                    Accumulated     Date of      Date
                   Description                      Land(5)      ments     Total(2)(3)   Depreciation(2) Construction Acquired
-------------------------------------------------
Shopping Center:
Marquette Mall and Office Building (Michigan
 City, IN) (100% Interest)                         $1,879,500 $15,308,700 $17,188,200(4)   $9,688,200        1967     Dec. 1986
--------------------------------------------------------------------------------------------------------------------------------



                                                    Life on which
                                                   depreciation in
                                                    latest income
                                                    statements is
                   Description                        computed
-------------------------------------------------
Shopping Center:
Marquette Mall and Office Building (Michigan             35(6)
 City, IN) (100% Interest)                             2-10(7)
------------------------------------------------------------------

NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:

                                                                Years ended
                               ------------------------------------------------------------------------------
                                   December 31, 2002          December 31, 2001         December 31, 2000
                               -------------------------- ------------------------- -------------------------
                                             Accumulated               Accumulated               Accumulated
                                   Cost     Depreciation     Cost     Depreciation     Cost     Depreciation
-------------------------------------------------------------------------------------------------------------
Balance at the beginning of
  the year                     $20,221,500  $   9,096,000 $19,401,600 $   8,552,900 $19,235,400 $   8,061,300
Additions during the year:
Improvements                       407,700                    819,900                   166,200
Provisions for depreciation                       592,200                   543,100                   491,600
Deductions during the year:
Provision for value
  impairment                    (3,441,000)
-------------------------------------------------------------------------------------------------------------
Balance at the end of the year $17,188,200  $   9,688,200 $20,221,500 $   9,096,000 $19,401,600 $   8,552,900
-------------------------------------------------------------------------------------------------------------

Note 3. The aggregate cost for federal income tax purposes as of December 31, 2002 was $27,729,200

Note 4. Includes cumulative provisions for value impairment of $10,541,000 for Marquette.

Note 5. Land has been reduced by $120,500 in connection with the sales of two outparcels at Marquette.

Note 6. Estimated useful life in years for building.

Note 7. Estimated useful life in years for improvements.

FORM OF SECTION 302 CERTIFICATION

I, Donald Liebentritt, President and Chief Executive Officer of First Capital Financial, L.L.C., the general partner of First Capital Income Properties, Ltd. Series--XI, certify that:

1. I have reviewed this annual report on Form 10-K of First Capital Income Properties, Ltd. Series--XI;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


                                                  /s/  Donald J. Liebentritt
                                                  -----------------------------
                                                  Donald J. Liebentritt
                                                  President and Chief Executive
                                                  Officer

FORM OF SECTION 302 CERTIFICATION

I, Philip Tinkler, Vice President--Finance and Treasurer of First Capital Financial, L.L.C., the general partner of First Capital Income Properties, Ltd. Series--XI, certify that:

1. I have reviewed this annual report on Form 10-K of First Capital Income Properties, Ltd. Series--XI;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003


                                                  /s/  Philip Tinkler
                                                  -----------------------------
                                                  Philip Tinkler
                                                  Vice President--Finance and
                                                  Treasurer