Form 10-Q
period 2003-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2003-05-13
CIK 771983

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

                               -----------------

..    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the period ended March 31, 2003

                                      OR

..    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _ to _

    Commission File Number 0-15538

               First Capital Income Properties, Ltd.--Series XI
            (Exact name of registrant as specified in its charter)

                     Illinois                  36-3364279
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

                Two North Riverside            60606-2607
                   Plaza, Suite                (Zip Code)
              700, Chicago, Illinois
               (Address of principal
                executive offices)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             March 31,
                                               2003     December 31,
                                            (Unaudited)     2002
           ---------------------------------------------------------

           ASSETS
           Real estate held for disposition $ 7,505,100 $ 7,500,000
           Cash and cash equivalents          5,920,700   5,864,600
           Rents receivable                     602,700     665,200
           Other assets (net of
             accumulated amortization
             on leasing commissions of
             $2,000 and $0, respectively)        24,400      39,800
           ---------------------------------------------------------
                                            $14,052,900 $14,069,600
           ---------------------------------------------------------

           LIABILITIES AND PARTNERS' CAPITAL
           Liabilities:
            Front-End Fees loan payable
              to Affiliate                  $ 8,295,200 $ 8,295,200
            Accounts payable and
              accrued expenses                1,281,000   1,250,100
            Due to Affiliates, net                4,800      98,100
            Security deposits                    57,500      56,100
            Distribution payable                230,500     230,500
            Other liabilities                   185,300     185,300
           ---------------------------------------------------------
                                             10,054,300  10,115,300
           ---------------------------------------------------------
           Partners' Capital:
            General Partner                   1,388,300   1,385,600
            Limited Partners (57,621
              Units issued and
              outstanding)                    2,610,300   2,568,700
           ---------------------------------------------------------
                                              3,998,600   3,954,300
           ---------------------------------------------------------
                                            $14,052,900 $14,069,600
           ---------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2003 (Unaudited) and the year ended December 31, 2002
(All dollars rounded to nearest 00s)

                                  General     Limited
                                  Partner     Partners      Total
          -----------------------------------------------------------
          Partners' capital,
            January 1, 2002     $1,414,200  $ 6,326,600  $ 7,740,800
          Net (loss) for the
            year ended
            December 31,
            2002                   (28,600)  (2,836,000)  (2,864,600)
          Distributions for the
            year ended
            December 31,
            2002                        --     (921,900)    (921,900)
          -----------------------------------------------------------
          Partners' capital,
            December 31,
            2002                 1,385,600    2,568,700    3,954,300
          Net income for the
            quarter ended
            March 31, 2003           2,700      272,100      274,800
          Distributions for the
            quarter ended
            March 31, 2003              --     (230,500)    (230,500)
          -----------------------------------------------------------
          Partners' capital,
            March 31, 2003      $1,388,300  $ 2,610,300  $ 3,998,600
          -----------------------------------------------------------

2
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2003 and 2002
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                 2003      2002
             -----------------------------------------------------
             Income:
              Rental                           $     --  $  3,500
              Interest                           17,600    24,000
             -----------------------------------------------------
                                                 17,600    27,500
             -----------------------------------------------------
             Expenses:
              General and administrative:
                Affiliates                        7,300     2,500
                Nonaffiliates                    32,300    38,300
             -----------------------------------------------------
                                                 39,600    40,800
             -----------------------------------------------------
             (Loss) from continuing operations  (22,000)  (13,300)
             -----------------------------------------------------
             Discontinued operations            296,800    65,300
             -----------------------------------------------------
             Net income                        $274,800  $ 52,000
             -----------------------------------------------------
             Net income allocated to
               General Partner                 $  2,700  $    500
             -----------------------------------------------------
             Net income allocated to
               Limited Partners                $272,100  $ 51,500
             -----------------------------------------------------
             Net income allocated to
               Limited Partners per Unit
               (57,621 Units outstanding)      $   4.72  $   0.89
             -----------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2003 and 2002
(Unaudited)
(All dollars rounded to nearest 00s)

                                                 2003        2002
           --------------------------------------------------------
           Cash flows from operating
             activities:
            Net income                        $  274,800  $   52,000
            Adjustments to reconcile net
              income to net cash provided
              by operating activities:
              Depreciation and
                amortization                       2,000     145,300
              Changes in assets and
                liabilities:
                Decrease (increase) in
                  rents receivable                62,500     (61,700)
                Decrease in other assets          28,900          --
                Increase in accounts
                  payable and accrued
                  expenses                        30,900     429,800
                (Decrease) increase in due
                  to Affiliates                  (93,300)        200
                (Decrease) in other
                  liabilities                         --        (600)
           --------------------------------------------------------
                  Net cash provided by
                    operating activities         305,800     565,000
           --------------------------------------------------------
           Cash flows from investing
             activities:
            Payments for building and
              tenant improvements                 (5,100)    (63,500)
            Leasing commissions paid             (15,500)         --
           --------------------------------------------------------
                  Net cash (used for)
                    investing activities         (20,600)    (63,500)
           --------------------------------------------------------
           Cash flows from financing
             activities:
            Distributions to Limited
              Partners                          (230,500)   (230,500)
            Increase in security deposits          1,400       1,200
           --------------------------------------------------------
                  Net cash (used for)
                    financing activities        (229,100)   (229,300)
           --------------------------------------------------------
           Net increase in cash and cash
             equivalents                          56,100     272,200
           --------------------------------------------------------
           Cash and cash equivalents at the
             beginning of the period           5,864,600   5,857,300
           --------------------------------------------------------
           Cash and cash equivalents at the
             end of the period                $5,920,700  $6,129,500
           --------------------------------------------------------

                                                                             3
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003


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

Accounting policies:
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Reference is made to the Partnership's Annual Report for the year ended December 31, 2002, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

Since 1999, the Partnership has owned only one property, Marquette Mall and Office Building ("Marquette"), which has 382,052 net leasable square feet, is located in Michigan City, Indiana and is currently being held for sale.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Standard was adopted in 2002, as management has committed to disposing of its remaining real estate asset. Marquette's operations have been disclosed as discontinued operations for each period presented as follows:

                                           For the quarter ended
                                               March 31,
                                           ---------------------
                                             2003       2002
                   ---------------------------------------------
                   Income                  $947,600   $867,100
                   Expenses                 650,800    801,800
                   ---------------------------------------------
                   Discontinued operations $296,800   $ 65,300
                   ---------------------------------------------

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 2003 and 2002, the General Partners were allocated Net Income of $2,700 and $500, respectively.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003


Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 2003 were as follows:

                                                    Paid   Payable
             -----------------------------------------------------
             Discontinued operations:
              Asset management fees               $  1,400 $1,000
              Reimbursement of property
              insurance premiums                   157,200  3,800
             General and administrative:
              Reimbursement of expenses, at cost:
                --Accounting                         7,300   None
             -----------------------------------------------------
                                                  $165,900 $4,800
             -----------------------------------------------------

3. Front-End Fees loan payable to Affiliate:

The Partnership borrowed $8,295,200 from an Affiliate of the General Partner, the amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be reclassed to Partners' Capital. Pursuant to a modification of this loan agreement, the loan is not subject to any interest expense for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's Annual Report for the year ended December 31, 2002 for a discussion of the Partnership's business.

The following Management's Discussion and Analysis of Financial Condition and Results of Operation may contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "prospects", "estimated", "should", "may" or the negative thereof or other variations thereon or comparable terminology indicating the Partnership's expectations or beliefs concerning future events. The Partnership cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard was adopted in 2002, as management has committed to disposing of its remaining real estate asset. Marquette Mall and Office Building's ("Marquette") operations have been disclosed as discontinued operations for each period presented as follows:

                                           For the quarter ended
                                               March 31,
                                             2003       2002
                   ---------------------------------------------
                   Income                  $947,600   $867,100
                   Expenses                 650,800    801,800
                   ---------------------------------------------
                   Discontinued operations $296,800   $ 65,300
                   ---------------------------------------------

Operations
The table below is a recap of certain operating results of Marquette for the three months ended March 31, 2003 and 2002, included in discontinued operations. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                            Comparative
                                         Operating Results (a)
                                         For the Quarters Ended
                                         3/31/03     3/31/02
                     -----------------------------------------
                     Marquette Mall and Office Building
                     Rental revenues     $947,600    $870,600
                     -----------------------------------------
                     Property net income $296,800    $ 68,900
                     -----------------------------------------
                     Average occupancy        79%         78%
                     -----------------------------------------

(a)Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership's Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership increased by $222,800 for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. As previously discussed, Marquette is being classified as held for sale and no further depreciation or amortization of the property is provided for in the financial statements (the quarterly depreciation effect is approximately $145,000). This was the primary reason for the increase in net income. In addition, operating results at Marquette were slightly improved over the prior year.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues increased by $77,000 or 8.9% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The increase was primarily due to an increase in real estate tax reimbursements due from tenants. Occupancy at Marquette has remained relatively stable, however, the leases that have been signed to extend or renew existing tenants have not been on as favorable terms as the previous leases.

Property operating expenses decreased by $151,000 or 18.8% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The decrease was primarily due to the decrease in depreciation expense as previously discussed.

Insurance expense increased by $13,300 or 67.7% for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The increase was due to an increase in property and liability insurance costs.

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

Liquidity and Capital Resources
One of the Partnership's objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--continued

return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows (primarily from operating activities) as determined by accounting principles generally accepted in the United States ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. Management believes the primary users of the financial statements are limited partners who are most concerned with this performance measure. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                            Comparative Cash Flow Results
                                            For the Three Months Ended
                                            3/31/2003      3/31/2002
               ----------------------------------------------------------
               Cash Flow (as defined in the
                 Partnership Agreement)     $ 276,800      $ 197,300
               Items of reconciliation:
                Decrease (increase) in
                  current assets               91,400        (61,700)
                (Decrease) increase in
                  current liabilities         (62,400)       429,400
               ----------------------------------------------------------
               Net cash provided by
                 operating activities       $ 305,800      $ 565,000
               ----------------------------------------------------------
               Net cash (used for)
                 investing activities       $ (20,600)     $ (63,500)
               ----------------------------------------------------------
               Net cash (used for)
                 financing activities       $(229,100)     $(229,300)
               ----------------------------------------------------------

Cash Flow (as defined in the Partnership Agreement) increased by $79,500 for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The increase was primarily due to the increase in real estate tax reimbursements due from the tenants.

The net increase in the Partnership's cash position of $56,100 for the three months ended March 31, 2003 was due to net cash provided by operating activities exceeding cash distributed to Limited Partners and payments for building and tenant improvements and leasing commissions. Liquid assets of the Partnership as of March 31, 2003 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $259,200 for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The decrease was primarily due to the payment of current liabilities of the Partnership.

Net cash used for investing activities decreased by $42,900 for the three months ended March 31, 2003 when compared to the three months ended March 31, 2002. The decrease was due to a decrease in expenditures for building and tenant improvements and leasing commissions.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 2003, the Partnership spent $20,600 for building and tenant improvements and leasing costs and has projected to spend approximately $249,300 during the remainder of 2003. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Pursuant to a modification of the Partnership's Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership's obligation for all deferred interest on this loan and charge no interest in the future.

Distributions to Limited Partners for the three months ended March 31, 2003 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, the General Partner carried out an evaluation, under supervision and with the participation of the General Partner's management, including the General Partner's President and Chief Executive Officer and the General Partner's Vice President--Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President--Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 99.1: Certification Of Periodic Financial Report Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES XI

                             By:     FIRST CAPITAL FINANCIAL, L.L.C.
                                     GENERAL PARTNER

          Date: May 13, 2003 By:          /S/  DONALD J. LIEBENTRITT
                                     -------------------------------------
                                             DONALD J. LIEBENTRITT
                                     President and Chief Executive Officer

          Date: May 13, 2003 By:              /S/  PHILIP TINKLER
                                     -------------------------------------
                                                PHILIP TINKLER
                                     Vice President--Finance and Treasurer

                       FORM OF SECTION 302 CERTIFICATION

I, Donald J. Liebentritt, President and Chief Executive Officer of First Capital Financial, L.L.C., the general partner of First Capital Income Properties, Ltd. Series--XI, certify that:

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

Date: May 13, 2003

                                          /s/  Donald J. Liebentritt
                                          --------------------------------------
                                          Donald J. Liebentritt
                                          President and Chief Executive Officer

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

Date: May 13, 2003

                                          /s/  Philip Tinkler
                                          --------------------------------------
                                          Philip Tinkler
                                          Vice President--Finance and Treasurer

12