Form 10-Q
period 2003-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2003-08-13
CIK 771983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 0-15538

First Capital Income Properties, Ltd.—Series XI

(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3364279 (I.R.S. Employer Identification No.)
Two North Riverside Plaza, Suite 700, Chicago, Illinois (Address of principal executive offices)	60606-2607 (Zip Code)

(312) 207-0020

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership’s Prospectus dated September 12, 1985, included in the Partnership’s Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Real estate held for disposition	$7,694,100	$7,500,000
Cash and cash equivalents	5,822,900	5,864,600
Rents receivable	579,200	665,200
Other assets (net of accumulated amortization on leasing commissions of $4,100 and $0, respectively)	6,700	39,800

	$14,102,900	$14,069,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Front-End Fees loan payable to Affiliate	$8,295,200	$8,295,200
Accrued real estate taxes	940,000	617,800
Accounts payable and accrued expenses	511,400	632,300
Due to Affiliates, net	21,100	98,100
Security deposits	58,600	56,100
Distribution payable	230,500	230,500
Other liabilities	185,300	185,300

	10,242,100	10,115,300

Partners’ Capital:
General Partner	1,389,300	1,385,600
Limited Partners (57,621 Units issued and outstanding)	2,471,500	2,568,700

	3,860,800	3,954,300

	$14,102,900	$14,069,600

STATEMENTS OF PARTNERS’ CAPITAL

For the six months ended June 30, 2003 (Unaudited)

and the year ended December 31, 2002

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2002	$1,414,200	$6,326,600	$7,740,800
Net (loss) for the year ended December 31, 2002	(28,600)	(2,836,000)	(2,864,600)
Distributions for the year ended December 31, 2002	—	(921,900)	(921,900)

Partners’ capital, December 31, 2002	1,385,600	2,568,700	3,954,300
Net income for the six months ended June 30, 2003	3,700	363,800	367,500
Distributions for the six months ended June 30, 2003	—	(461,000)	(461,000)

Partners’ capital, June 30, 2003	$1,389,300	$2,471,500	$3,860,800

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended June 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Rental	$—	$—
Interest	16,600	23,900

	16,600	23,900

Expenses:
General and administrative:
Affiliates	7,200	3,500
Nonaffiliates	27,300	28,500

	34,500	32,000

(Loss) from continuing operations	(17,900)	(8,100)

Discontinued operations	110,600	90,700

Net income	$92,700	$82,600

Net income allocated to General Partner	$1,000	$800

Net income allocated to Limited Partners	$91,700	$81,800

Net income allocated to Limited Partners per Unit (57,621 Units outstanding)	$1.59	$1.42

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Rental	$—	$3,500
Interest	34,200	47,900

	34,200	51,400

Expenses:
General and administrative:
Affiliates	14,500	6,000
Nonaffiliates	59,600	66,800

	74,100	72,800

(Loss) from continuing operations	(39,900)	(21,400)

Discontinued operations	407,400	156,000

Net income	$367,500	$134,600

Net income allocated to General Partner	$3,700	$1,300

Net income allocated to Limited Partners	$363,800	$133,300

Net income allocated to Limited Partners per Unit (57,621 Units outstanding)	$6.31	$2.31

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s)

	2003	2002

Cash flows from operating activities:
Net income	$367,500	$134,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,100	290,300
Changes in assets and liabilities:
Decrease in rents receivable	86,000	8,800
Decrease in other assets	51,700	—
Increase in accrued real estate taxes	322,200	303,300
(Decrease) in accounts payable and accrued expenses	(120,900)	(10,900)
(Decrease) increase in due to Affiliates	(77,000)	42,200
(Decrease) in other liabilities	—	(7,700)

Net cash provided by operating activities	633,600	760,600

Cash flows from investing activities:
Payments for building and tenant improvements	(194,100)	(273,700)
Leasing commissions paid	(22,700)	—

Net cash (used for) investing activities	(216,800)	(273,700)

Cash flows from financing activities:
Distributions to Limited Partners	(461,000)	(461,000)
Increase in security deposits	2,500	1,500

Net cash (used for) financing activities	(458,500)	(459,500)

Net (decrease) increase in cash and cash equivalents	(41,700)	27,400

Cash and cash equivalents at the beginning of the period	5,864,600	5,857,300

Cash and cash equivalents at the end of the period	$5,822,900	$5,884,700

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

1. Summary of significant accounting policies:

Definition of special terms:

Capitalized terms used in this report have the same meaning as those terms have in the Partnership’s Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2002, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income which is contingent upon tenants’ achieving specified targets only to the extent that such targets are attained.

Preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Since 1999, the Partnership has owned only one property, Marquette Mall and Office Building (“Marquette”), which has 382,052 net leasable square feet, is located in Michigan City, Indiana and is currently being held for sale.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Standard was adopted in 2002, as management has committed to disposing of its remaining real estate asset. Marquette’s operations have been disclosed as discontinued operations for each period presented as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Income	$702,000	$838,600	$1,649,600	$1,705,700
Expenses	591,400	747,900	1,242,200	1,549,700

Discontinued Operations	$110,600	$90,700	$407,400	$156,000

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 2003, the General Partner was allocated Net Income of $1,000 and $3,700, respectively. For the quarter and six months ended June 30, 2002, the General Partner was allocated Net Income of $800 and $1,300, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2003 were as follows:

	Paid
	Quarter	Six Months	Payable

Discontinued operations:
Asset management fees	$4,346	$5,746	$2,100
Reimbursement of property insurance premiums	—	157,200	19,000
Real estate tax services	1,500	1,500	—
General and administrative:
Reimbursement of expenses, at cost:
—Accounting	7,200	14,500	None

	$13,046	$178,946	$21,100

3. Front-End Fees loan payable to Affiliate:

The Partnership borrowed $8,295,200 from an Affiliate of the General Partner, the amount needed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be reclassed to Partners’ Capital. Pursuant to a modification of this loan agreement, the loan is not subject to any interest expense for the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2002 for a discussion of the Partnership’s business.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation may contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “prospects”, “estimated”, “should”, “may” or the negative thereof or other variations thereon or comparable terminology indicating the Partnership’s expectations or beliefs concerning future events. The Partnership cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

One of the Partnership’s objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership’s life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership’s operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard was adopted in 2002, as management has committed to disposing of its remaining real estate asset. Marquette Mall and Office Building’s (“Marquette”) operations have been disclosed as discontinued operations for each period presented as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

Income	$702,000	$838,600	$1,649,600	$1,705,700
Expenses	591,400	747,900	1,242,200	1,549,700

Discontinued Operations	$110,600	$90,700	$407,400	$156,000

Operations

The table below is a recap of certain operating results of Marquette for the quarters and six months ended June 30, 2003 and 2002, included in discontinued operations. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

	Comparative Operating Results (a)
	For the Quarters Ended		For the Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02

Marquette Mall and Office Building
Rental revenues	$702,000	$838,600	$1,649,600	$1,709,200

Property net income	$110,600	$90,700	$407,400	$159,500

Average occupancy	78%	80%	78%	79%

(a)	Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership’s Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership increased by $10,100 and $232,900 for the quarter and six months ended June 30, 2003 when compared to the quarter and six months ended June 30, 2002. As previously discussed, Marquette is being classified as held for sale and no further depreciation or amortization of the property is provided for in the financial statements (the six month depreciation effect is approximately $290,000). This was the primary reason for the increase in net income during the six months ended June 30, 2003. This increase was partially offset by a slight decline in operating results for the first six months of 2003 versus the same period in 2002.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $136,600 or 16.3% and $59,600 or 3.5% for the quarter and six months ended June 30, 2003 when compared to the quarter and six months ended June 30, 2002. The decrease was primarily due to a decrease in common area expense and utility reimbursements due from tenants. Occupancy at Marquette has remained relatively stable, however, the leases that have been signed to extend or renew existing tenants have not been on as favorable terms as the previous leases.

Property operating expenses decreased by $156,500 or 20.9% and $307,500 or 19.8% for the quarter and six months ended June 30, 2003 when compared to the quarter and six months ended June 30, 2002. The decrease was primarily due to the decrease in depreciation expense as previously discussed.

Insurance expense decreased by $1,200 or 3% and increased by $12,100 or 20.3% for the quarter and six months ended June 30, 2003 when compared to the quarter and six months ended June 30, 2002. The increase was due to an increase in property and liability insurance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All other expenses remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership’s remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants’ leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and; 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

Liquidity and Capital Resources

One of the Partnership’s objectives is to dispose of its property when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership’s intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows (primarily from operating activities) as determined by accounting principles generally accepted in the United States (“GAAP”), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership’s operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. Management believes the primary users of the financial statements are limited partners who are most concerned with this performance measure. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

	Comparative Cash Flow Results
	For the Six Months Ended
	06/30/2003	06/30/2002

Cash Flow (as defined in the Partnership Agreement)	$371,600	$424,900
Items of reconciliation:
Decrease in current assets	137,700	8,800
Increase in current liabilities	124,300	326,900

Net cash provided by operating activities (GAAP)	$633,600	$760,600

Net cash (used for) investing activities (GAAP)	$(216,800)	$(273,700)

Net cash (used for) financing activities (GAAP)	$(458,500)	$(459,500)

Cash Flow (as defined in the Partnership Agreement) decreased by $53,300 for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The decrease was primarily due to the decrease in common area expense and utility reimbursements due from the tenants.

The net decrease in the Partnership’s cash position of $41,700 for the six months ended June 30, 2003 was due to distributions to Limited Partners and payments for building and tenant improvements and leasing commissions exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of June 30, 2003 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $127,000 for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The decrease was primarily due to the payment of current liabilities of the Partnership and the decrease in net income as previously discussed.

Net cash used for investing activities decreased by $56,900 for the six months ended June 30, 2003 when compared to the six months ended June 30, 2002. The decrease was due to a reduction in expenditures for building and tenant improvements and leasing commissions.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the six months ended June 30, 2003, the Partnership spent $216,800 for building and tenant improvements and leasing costs and has projected to spend approximately $53,100 during the remainder of 2003. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Pursuant to a modification of the Partnership’s Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership’s obligation for all deferred interest on this loan and charge no interest in the future.

Distributions to Limited Partners for the three months ended June 30, 2003 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner’s determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

Based upon the current estimated value of its assets, net of its outstanding liabilities, together with its expected operating results and capital expenditure requirements, the General Partner believes that the Partnership’s cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be substantially less than such Limited Partners’ Original Capital Contribution.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, the General Partner carried out an evaluation, under supervision and with the participation of the General Partner’s management, including the General Partner’s President and Chief Executive Officer and the General Partner’s Vice President—Finance, of the effectiveness of the design and operation of the Partnership disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and the Vice President—Finance concluded that the Partnership disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership. There have been no significant changes to the internal controls of the Partnership or in other factors that could significantly affect the internal controls subsequent to the completion of this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1: Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2: Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: August 13, 2003	By:	/s/ DONALD J. LIEBENTRITT DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ PHILIP TINKLER PHILIP TINKLER Vice President—Finance and Treasurer