Form 10-Q
period 2003-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2003-11-12
CIK 771983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 0-15538

First Capital Income Properties, Ltd.—Series XI

(Exact name of registrant as specified in its charter)

Illinois	36-3364279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two North Riverside Plaza, Suite 700, Chicago, Illinois	60606-2607 (Zip Code)
(Address of principal executive offices)

(312) 207-0020

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).   Yes  ☒     No  ☐

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership’s Prospectus dated September 12, 1985, included in the Partnership’s Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	September 30, 2003 (Unaudited)	December 31, 2002

ASSETS
Real estate held for disposition	$7,739,600	$7,500,000
Cash and cash equivalents	5,790,800	5,864,600
Rents receivable	690,700	665,200
Other assets (net of accumulated amortization on leasing commissions of $6,200 and $0, respectively)	126,700	39,800

	$14,347,800	$14,069,600

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Front-End Fees loan payable to Affiliate	$8,295,200	$8,295,200
Accrued real estate taxes	1,101,700	617,800
Accounts payable and accrued expenses	445,700	632,300
Due to Affiliates, net	182,400	98,100
Security deposits	53,300	56,100
Distribution payable	230,500	230,500
Other liabilities	185,300	185,300

	10,494,100	10,115,300

Partners’ Capital:
General Partner	1,391,500	1,385,600
Limited Partners (57,621 Units issued and outstanding)	2,462,200	2,568,700

	3,853,700	3,954,300

	$14,347,800	$14,069,600

STATEMENTS OF PARTNERS’ CAPITAL

For the nine months ended September 30, 2003 (Unaudited)

and the year ended December 31, 2002

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2002	$1,414,200	$6,326,600	$7,740,800
Net (loss) for the year ended December 31, 2002	(28,600)	(2,836,000)	(2,864,600)
Distributions for the year ended December 31, 2002	—	(921,900)	(921,900)

Partners’ capital, December 31, 2002	1,385,600	2,568,700	3,954,300
Net income for the nine months ended September 30, 2003	5,900	585,000	590,900
Distributions for the nine months ended September 30, 2003	—	(691,500)	(691,500)

Partners’ capital, September 30, 2003	$1,391,500	$2,462,200	$3,853,700

The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended September 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Rental	$—	$—
Interest	11,800	24,800

	11,800	24,800

Expenses:
General and administrative:
Affiliates	7,300	3,500
Nonaffiliates	24,800	27,000

	32,100	30,500

(Loss) from continuing operations	(20,300)	(5,700)

Income from discontinued operations	243,700	150,300

Net income	$223,400	$144,600

Net income allocated to General Partner	$2,200	$1,500

Net income allocated to Limited Partners	$221,200	$143,100

Net income allocated to Limited Partners per Unit (57,621 Units outstanding)	$3.84	$2.48

STATEMENTS OF INCOME AND EXPENSES

For the nine months ended September 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2003	2002

Income:
Rental	$—	$3,500
Interest	46,000	72,700

	46,000	76,200

Expenses:
General and administrative:
Affiliates	21,800	9,500
Nonaffiliates	84,400	93,800

	106,200	103,300

(Loss) from continuing operations	(60,200)	(27,100)

Income from discontinued operations	651,100	306,300

Net income	$590,900	$279,200

Net income allocated to General Partner	$5,900	$2,800

Net income allocated to Limited Partners	$585,000	$276,400

Net income allocated to Limited Partners per Unit (57,621 Units outstanding)	$10.15	$4.80

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Unaudited)

(All dollars rounded to nearest 00s)

	2003	2002

Cash flows from operating activities:
Net income	$590,900	$279,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,200	440,500
Changes in assets and liabilities:
(Increase) decrease in rents receivable	(25,500)	52,100
(Increase) in other assets	(70,400)	—
Increase in accrued real estate taxes	483,900	303,300
(Decrease) in accounts payable and accrued expenses	(186,600)	(34,900)
Increase in due to Affiliates	84,300	70,600
(Decrease) in other liabilities	—	(3,100)

Net cash provided by operating activities	882,800	1,107,700

Cash flows from investing activities:
Payments for building and tenant improvements	(239,600)	(404,400)
Leasing commissions paid	(22,700)	—

Net cash (used for) investing activities	(262,300)	(404,400)

Cash flows from financing activities:
Distributions to Limited Partners	(691,500)	(691,500)
(Decrease) increase in security deposits	(2,800)	1,500

Net cash (used for) financing activities	(694,300)	(690,000)

Net (decrease) increase in cash and cash equivalents	(73,800)	13,300

Cash and cash equivalents at the beginning of the period	5,864,600	5,857,300

Cash and cash equivalents at the end of the period	$5,790,800	$5,870,600

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2002, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income which is contingent upon tenants’ achieving specified targets only to the extent that such targets are attained.

Preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	For the quarter ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Income	$822,200	$818,800	$2,471,800	$2,524,500
Expenses	578,500	668,500	1,820,700	2,218,200

Discontinued Operations	$243,700	$150,300	$651,100	$306,300

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2003, the General Partner was allocated Net Income of $2,200 and $5,900, respectively. For the quarter and nine months ended September 30, 2002, the General Partner was allocated Net Income of $1,500 and $2,800, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2003 were as follows:

	Paid
	Quarter	Nine Months	Payable

Discontinued operations:
Asset management fees	$—	$5,700	3,600
Reimbursement of property insurance premiums	—	157,200	178,800
Real estate tax services	—	1,500	—
General and administrative:
Reimbursement of expenses, at cost:
—Accounting	7,300	21,800	None

	$7,300	$186,200	$182,400

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

	For the quarter ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Income	$822,200	$818,800	$2,471,800	$2,524,500
Expenses	578,500	668,500	1,820,700	2,218,200

Discontinued Operations	$243,700	$150,300	$651,100	$306,300

Operations

The table below is a recap of certain operating results of Marquette for the quarters and nine months ended September 30, 2003 and 2002, included in discontinued operations. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

	Comparative Operating Results (a)
	For the Quarters Ended		For the Nine Months Ended
	9/30/2003	9/30/2002	9/30/2003	9/30/2002

Marquette Mall and Office Building
Rental revenues	$822,200	$818,800	$2,471,800	$2,528,000

Property net income	$243,700	$150,300	$651,100	$309,800

Average occupancy	79%	79%	78%	79%

(a)	Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership’s Front-End Fees loan and general and administrative expenses or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership increased by $78,800 and $311,700 for the quarter and nine months ended September 30, 2003 when compared to the quarter and nine months ended September 30, 2002. As previously discussed, Marquette is being classified as held for sale and no further depreciation or amortization of the property is provided for in the financial statements (the quarter and nine months depreciation effect is approximately $150,000 and $441,000, respectively). This was the primary reason for the increase in net income during the nine months ended September 30, 2003. This increase was partially offset by a slight decline in operating results for the first nine months of 2003 versus the same period in 2002.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues remained relatively unchanged for the quarter ended September 30, 2003 when compared to the quarter ended September 30, 2002 and decreased by $56,200 or 2.2% for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The decrease was primarily due to a decrease in common area expense and utility reimbursements due from tenants. Occupancy at Marquette has remained relatively stable, however, the leases and short term licenses that have been signed to extend or renew existing tenants have not been on as favorable terms as the previous leases.

Property operating expenses decreased by $90,000 or 13.5% and $397,500 or 17.9% for the quarter and nine months ended September 30, 2003 when compared to the quarter and nine months ended September 30, 2002. The decrease was primarily due to the decrease in depreciation expense as previously discussed.

Insurance expense increased by $12,800 or 51.4% and increased by $24,800 or 29.3% for the quarter and nine months ended September 30, 2003 when compared to the quarter and nine months ended September 30, 2002. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase was due to an increase in property and liability insurance costs.

All other expenses remained relatively unchanged for the periods under comparison.

To increase and/or maintain occupancy levels at the Partnership’s remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants’ leases and addressing any expansion needs these tenants may have; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

	Comparative Cash Flow Results For the Nine Months Ended
	9/30/2003	9/30/2002

Cash Flow (as defined in the Partnership Agreement)	$597,100	$719,700
Items of reconciliation:
(Increase) decrease in current assets	(95,900)	52,100
Increase in current liabilities	381,600	335,900

Net cash provided by operating activities (GAAP)	$882,800	$1,107,700

Net cash (used for) investing activities (GAAP)	$(262,300)	$(404,400)

Net cash (used for) financing activities (GAAP)	$(694,300)	$(690,000)

Cash Flow (as defined in the Partnership Agreement) decreased by $122,600 for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The decrease was primarily due to the decrease in common area expense and utility reimbursements due from the tenants as well as the increase in insurance costs.

The net decrease in the Partnership’s cash position of $73,800 for the nine months ended September 30, 2003 was due to distributions to Limited Partners and payments for building and tenant improvements and leasing commissions exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of September 30, 2003 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $224,900 for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The decrease was primarily due to the payment of current liabilities of the Partnership and the decrease in net income as previously discussed.

Net cash used for investing activities decreased by $142,100 for the nine months ended September 30, 2003 when compared to the nine months ended September 30, 2002. The decrease was due to a reduction in expenditures for building and tenant improvements and leasing commissions.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 2003, the Partnership spent $262,300 for building and tenant improvements and leasing costs and has projected to spend approximately $7,300 during the remainder of 2003. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Pursuant to a modification of the Partnership’s Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership’s obligation for all deferred interest on this loan and charge no interest in the future.

Distributions to Limited Partners for the three months ended September 30, 2003 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner’s determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, evaluated as of September 30, 2003 the effectiveness of the design and operation of the Partnership’s disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Partnership’s internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

	By:	FIRST CAPITAL FINANCIAL, L.L.C.
GENERAL PARTNER

Date: November 12, 2003	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT
President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ PHILIP TINKLER
PHILIP TINKLER
Vice President—Finance and Treasurer