Form 10-K
period 2003-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2004-03-25
CIK 771983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (312) 207-0020

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Assignee Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated September 12, 1985, included in the Registrant’s Registration Statement on Form S-11 (Registration No. 2-98749), is incorporated herein by reference in Part IV of this report.

Exhibit Index—Page A-1

PART I

ITEM 1.    BUSINESS

The registrant, First Capital Income Properties, Ltd.—Series XI (the “Partnership”), is a limited partnership organized in 1985 under the Uniform Limited Partnership Act of the State of Illinois. The Partnership sold 57,621 Limited Partnership Assignee Units (the “Units”) to the public. Capitalized terms used in this report have the same meaning as those terms have in the Partnership’s Registration Statement.

The Partnership was formed to invest primarily in existing commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial, income-producing real estate. Since 1999, the Partnership has owned only one property which is classified as held for sale as of December 31, 2003.

The real estate business is highly competitive. Results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of December 31, 2003, there were 20 employees at the Partnership’s property for on-site property maintenance and administration.

ITEM 2.    PROPERTIES (a)(b)

As of December 31, 2003, the Partnership owned the following property, which was owned in fee simple.

Property Name	Location	Net Leasable Sq. Footage	Number of Tenants (c)

Marquette Mall and Office Building	Michigan City, Indiana	463,472	69	(2)

a)	For a discussion of significant operating results and major capital expenditures planned for Marquette Mall and Office Building (“Marquette”) refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

b)	For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land), and all improvements thereafter, over useful lives ranging from 19 years to 40 years, utilizing either the Accelerated Cost Recovery System (“ACRS”) or straight-line method. Marquette’s real estate tax expense was $228,100 for the year ended December 31, 2003. In the opinion of the General Partner, Marquette is adequately insured and serviced by all necessary utilities.

c)	Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of Marquette.

The following table presents Marquette’s occupancy rates as of December 31 for each of the last five years:

2003	2002	2001	2000	1999

79%	79%	77%	78%	80%

ITEM 2.    PROPERTIES (Continued)

The amounts in the following table represent Marquette’s average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing Marquette’s base rental revenues by its average occupied square footage:

2003	2002	2001	2000	1999

$5.50	$5.06	$5.37	$6.07	$6.54

The following table summarizes the principal provisions of the leases for the tenants that occupy ten percent or more of the leasable square footage at Marquette:

	Partnership’s per annum Base Rent (a) for			Percentage of Net Leasable Square Footage Occupied

	2004	Final Twelve Months of Lease	Expiration Date of Lease		Renewal Options (Renewal Options / Years)

J.C. Penney (department store)	$139,000	$139,000	1/31/2008	29%	1 / 5
Carson Pirie Scott (department store)	89,000	89,000	1/31/2007	18%	7 / 7

(a)	The Partnership’s per annum base rent for the tenants listed above for each of the years between 2004 and the final twelve months for the above lease is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership’s base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2025:

Year	Number of Tenants	Square Feet	Base Rents in Year of Expiration (a)	% of Total Base Rents (b)

2004	27	31,351	$196,200	11.64%
2005	19	41,777	217,800	17.88
2006	3	14,701	7,500	0.82
2007	6	101,098	43,800	5.84
2008	8	137,948	414,000	74.08
2009	1	483	1,200	0.82
2010	2	2,264	29,900	28.89
2011 - 2013	0	None	None	0.00
2014	1	6,526	67,500	100.00
2015 - 2024	0	None	None	0.00
2025	2	2,000	None	0.00

a)	Represents the amount of base rents to be collected each year on expiring leases. (Note: Since leases expire at different dates in each year, the amounts in this column do not purport to include a full year’s base rent on expiring leases).

b)	Represents the amount of base rents to be collected each year on expiring leases as a percentage of the Partnership’s total base rents scheduled to be collected based on leases in effect as of December 31, 2003

ITEM 3.    LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2003. Ordinary routine legal matters incidental to the business which were not deemed material, were pursued during the quarter ended December 31, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of February 6, 2004, there were 3,618 Holders of Units.

ITEM 6.    SELECTED FINANCIAL DATA

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

Total revenues	$54,000	$92,600	$247,400	$413,100	$12,765,200
Discontinued operations (a)	$1,236,100	$623,700	$860,100	$1,279,900	$777,200
Net income (loss)	$413,600	$(2,864,600)	$961,900	$1,547,400	$11,067,500
Net income (loss) allocated to Limited Partners	$409,500	$(2,836,000)	$952,300	1,531,900	8,925,800
Net income (loss) allocated to Limited Partners per Unit (57,621 Units outstanding)	$7.11	$(49.22)	$16.53	26.59	154.91
Total assets	$13,365,100	$14,069,600	$17,290,300	$17,913,600	$18,098,300
Mortgage loans payable	None	None	None	$568,400	$1,290,000
Front-End Fees loan payable to Affiliate (b)	$8,295,200	$8,295,200	$8,295,200	$8,295,200	$8,295,200
Declared distributions to Limited Partners per Unit (c)	$16.00	$16.00	$16.00	$16.00	95.00

Other data:
Real estate held for sale	$7,000,000	7,500,000	None	None	None
Investment in commercial rental properties (net of accumulated depreciation)	None	None	$11,125,500	$10,848,700	$11,174,100
Number of real property interests owned at December 31	1	1	1	1	1

(a)	Represents the net operations of Marquette which has been classified as held for sale since December 31, 2002.

(b)	Excludes deferred interest payable.

(c)	Distributions to Limited Partners for the year ended December 31, 1999 were comprised of Sale Proceeds.

ITEM 6.    SELECTED FINANCIAL DATA (Continued)

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States (“GAAP”):

	For the Years Ended December 31,

	2003	2002	2001	2000	1999

Cash Flow (as defined in the Partnership Agreement) (a)	$1,174,400	$1,168,600	$1,189,600	$1,570,400	$2,977,100
Items of reconciliation:
Adjustment for extinguishment of deferred interest to affilate	None	None	None	None	(2,257,200)
Principal payments on mortgage loans payable (b)	—	—	315,400	468,600	819,500
Changes in current assets and liabilities:
(Increase) decrease in current assets	148,800	(397,500)	289,000	(203,000)	666,000
Increase (decrease) in current liabilities	(256,700)	565,800	(94,900)	(321,600)	(229,800)

Net cash provided by operating activities	$1,066,500	$1,336,900	$1,699,100	$1,514,400	$1,975,600

Net cash (used for) provided by investing activities	$(284,000)	$(407,700)	$(819,900)	$798,000	$32,100,700

Net cash (used for) financing activities	$(921,900)	$(921,900)	$(1,490,300)	$(1,410,500)	$(29,669,900)

a)	Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the General Partner), except depreciation and amortization expenses and capital expenditures and lease acquisition expenditures.

b)	Nonscheduled principal payments of $253,000, $253,000 and $668,000 in 2001, 2000 and 1999, respectively, are excluded.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A—1 through A—11 in this report and the supplemental schedule on pages A—12 and A—13.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ordinary business of the Partnership is expected to pass through its life cycle in three phases: (i) the Offering of Units and investment in properties; (ii) the operation of properties and (iii) the sale or other disposition of properties.

Certain statements in the Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward-looking statements made by the Partnership are not guarantees or indicative of future performance. Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements with respect to the Partnership. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Although the Partnership believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Partnership’s future financial condition and results of operations, as well as any forward-looking statements, are made only as of the date hereof and the partnership does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership’s life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership’s operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard was adopted in 2002, and management has committed to disposing of its remaining real estate asset. During the year ended December 31, 2003 the investment in Marquette was written down to $7 million resulting in a provision for value impairment of $747,400. During the year ended December 31, 2002 the investment in Marquette was written down to $7.5 million resulting in a provision for value impairment of $3,441,000. The provisions for value impairment are reflected in Discontinued Operations on the Statements of Income and Expenses. Marquette’s operations have been disclosed as discontinued operations for each year presented as follows:

	2003	2002	2001

Income	$3,094,500	$3,789,800	$3,943,400
Expenses	1,858,400	3,166,100	3,083,300
Provision for value impairment	747,400	3,441,000	—

Discontinued operations	$488,700	$(2,817,300)	$860,100

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operations

The table below is a recap of certain operating results of Marquette for the years ended December 31, 2003, 2002 and 2001. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

	Comparative Operating Results (a) For the Years Ended December 31,

	2003	2002	2001

Marquette Mall and Office Building

Rental revenues	$3,094,500	$3,789,800	$3,943,400

Property net income	$1,236,100	$623,700	$860,100

Average occupancy	79%	79%	78%

a)	Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership’s Front-End Fees loan, general and administrative and state income tax expenses and provision for value impairment, or are related to properties disposed of by the Partnership prior to the periods under comparison.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Net income increased by $3,278,200 for the year ended December 31, 2003 when compared to the year ended December 31, 2002. During the 4th quarter for the year ended December 31, 2003, the Partnership wrote-down the value of Marquette to $7M resulting in a provision for value impairment of $747,400. During the 4th quarter for the year ended December 31, 2002, the Partnership wrote-down the value of Marquette to $7.5M resulting in a provision for value impairment of $3,441,000.

Net income, exclusive of provision for value impairment, increased by $584,600 for the year ended December 31, 2003 when compared to the year ended December 31, 2002. As previously discussed, Marquette has been classified as held for sale and no further depreciation of the property has been provided for in the 2003 financial statements (the annual depreciation effect is approximately $592,200). This was the primary reason for the increase in net income. This increase was partially offset by a decrease in interest earned on the Partnership’s short-term investments due to a decline in the rates earned on those investments.

The following comparison includes only the results of Marquette.

Rental revenues decreased by $695,300 or 18.3% for the year ended December 31, 2003 when compared to the year ended December 31, 2002. The decrease was primarily due to a reduction in the real estate tax recoveries billable to the tenants. The State of Indiana has changed the way it assesses real estate taxes effective for the 2002 tax year. As a result of the reassessment process, the actual real estate taxes assessed for Marquette significantly declined from 2001 to 2002. The tenants of Marquette are responsible for paying their proportionate share of the assessed taxes and as a result of the decline in those taxes, the related recovery income also declined. In addition, percentage rent income declined from 2002 to 2003 as a result of lower sales generated by the tenants of the mall.

Depreciation expense decreased by $592,200 for the year ended December 31, 2003 when compared to the year ended December 31, 2002. The decrease was primarily due to the decrease in depreciation expense as previously discussed.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Real estate taxes decreased by $319,400 or 58.3% for the year ended December 31, 2003 when compared to the year ended December 31, 2002. As was previously discussed, the State of Indiana completed a statewide reassessment of real estate taxes effective for the 2002 tax year. As a result, real estate taxes for Marquette declined significantly.

All other expenses remained relatively unchanged for the periods under comparison.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Net income decreased by $3,677,400 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. During the 4th quarter for the year ended December 31, 2002, the Partnership wrote-down the value of Marquette to $7.5M resulting in a provision for value impairment of $3,441,000. There was no provision for value impairment during the year ended December 31, 2001.

Net income, exclusive of provision of value impairment, decreased by $385,500 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was primarily due to the decrease in operating results at Marquette Mall and Office Building (“Marquette”). The decrease was also due to a decrease in interest earned on the Partnership’s short-term investments, which was due to a decline in the rates earned on those investments.

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

To increase and/or maintain occupancy level at the Partnership’s remaining property, the General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of property brochures; 2) early renewal of existing tenants’ leases and addressing any expansion needs these tenants may have; 3) networking with national level retailers; 4) cold-calling other businesses and tenants in the market area; and 5) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership, to some extent, from increases in the rate of inflation. Certain of the lease clauses provide for the following: (1) annual rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals, for which the Partnership receives as additional rent a percentage of a tenant’s sales over predetermined amounts and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Partnership remains committed to selling Marquette. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership’s intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to the Partnership’s net income or cash flows (primarily from operating activities) as determined by accounting principles generally accepted in the United States (“GAAP”), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership’s operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. Management believes the primary users of the financial statements are limited partners who are most concerned with this performance measure. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) increased by $5,800 for the year ended December 31, 2003 when compared to the year ended December 31, 2002.

The net decrease of $139,400 in the Partnership’s cash position for the year ended December 31, 2003 was the result of payments for building and tenant improvements and leasing commissions and distributions to Limited Partners exceeding the net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 2003 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $270,400 for the year ended December 31, 2003 when compared to the year ended December 31, 2002. The decrease was due to the decrease in net income, exclusive of depreciation and amortization, as previously discussed.

Net cash used in investing activities decreased by $123,700 for the year ended December 31, 2003 when compared to the year ended December 31, 2002. The decrease was due to a reduction in expenditures for building and tenant improvements and leasing commissions.

The Partnership has no financial instruments for which there are significant market risks.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the year ended December 31, 2003, the Partnership spent $284,000 for building and tenant improvements and leasing costs and has budgeted to spend approximately $184,900 during 2004. The General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain the occupancy level in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Net cash used in financing activities decreased by $568,400 for the year ended December 31, 2002 when compared to the year ended December 31, 2001. The decrease was primarily due to a decrease in principal payments on the Partnership’s mortgage debt.

During 2000 the Partnership repaid the mortgage loan collateralized by Marquette Office. During 2001 the Partnership repaid the mortgage loan collateralized by Marquette Mall. As of December 31, 2003 the Partnership had no outstanding mortgage debt.

Pursuant to a 1999 modification of the Partnership’s Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership’s obligation for all deferred interest on this loan and charge no interest in the future. Repayment of the principal amount of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from sale or Refinancing Proceeds (as defined in the Partnership Agreement). In the event that the Front-End Fees loan is not repaid, such amount will be reclassed to Partner’s Capital.

The General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs at Marquette. The General Partner believes that Cash Flow (as defined in the Partnership Agreement) is the best and least expensive source of cash. As a result, the General Partner will continue to evaluate the Partnership’s needs for working capital.

Distributions to Limited Partners for the quarter ended December 31, 2003 were declared in the amount of $230,400 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent on the performance of Marquette as well as the General Partner’s determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

In accordance with Statement of Financial Accounting Standards No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets effective for fiscal years beginning after December 15, 2001, the net income related to properties sold or held for sale subsequent to December 31, 2001 is reflected in the consolidated statements of income and expenses as “discontinued operations” for each year presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 “Index of Financial Statements, Schedule and Exhibits.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, these executive officers have concluded that as of the end of the period covered by this annual report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The Partnership also maintains a system of internal control over financial reporting (as defined in Rules 13A-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. During the most recent fiscal quarter, there have been no changes in internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

The executive officers of the General Partner do not expect that the Partnership’s disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial, L.L.C. (“General Partner”) (formerly known as First Capital Financial Corporation) is the general partner. The director of the General Partner as of March 1, 2004, is shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of the General Partner will be held in June 2004.

Name	Office
Donald J. Liebentritt	Director

Donald J. Liebentritt, 53, has been President and Chief Executive Officer since December 2002, a Director since May 2000 and was a Vice President from May 2000 until December 2002. Mr. Liebentritt is President of Equity Group Investments, L.L.C.(“EGI”), Vice President and Assistant Secretary of GAMI Investments, Inc. (“GAMI”) and was Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C. until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the General Partner as of March 1, 2004 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

Name	Office
Donald J. Liebentritt	President and Chief Executive Officer
Philip Tinkler	Vice President—Finance and Treasurer

Donald J. Liebentritt—See Table of Directors above.

Philip Tinkler, 39, has been Vice President of Finance and Treasurer of the General Partner since April 2001, has been Vice President and Assistant Treasurer of GAMI since March 2001, and has been Chief Financial Officer of EGI since January, 2003 and has served in various other capacities for EGI or its predecessor since 1990. Mr. Tinkler has been Chief Financial Officer of Danielson Holding Corporation since January 2003.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

(h) & (i) AUDIT COMMITTEE

The Partnership is not subject to the listing requirements of a national exchange, and does not have a separately-designated standing audit committee. The General Partner acts as the Partnership’s audit committee.

(j) CODE OF ETHICS

The Partnership has not adopted a code of ethics that applies to its executive officers. As stated in Item 10(a), the Partnership does not have any executive officers. The executive officers of the General Partner shall be governed by the corporate governance requirements of the General Partner.

ITEM 11.    EXECUTIVE COMPENSATION

(a - d, g - l)	As stated in Item 10, the Partnership has no officers or directors. Neither the General Partner, nor any director or officer of the General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2003. However, Affiliates of the General Partner do compensate its directors and officers.

For additional information see Item 13 Certain Relationships and Related Transactions.

(e and f) None.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

As stated in Item 10, the Partnership has no Officers or Directors. Neither the Partnership nor the General Partner maintains an Equity Compensation Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

Security Ownership

(a)	The following table sets forth, as of February 6, 2004 (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Partnership by the persons who are known by the Partnership to own beneficially more than 5.0% of the outstanding Partnership Units.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class

Partnership Units	Everest Investors 12, LLC 155 North Lake Avenue #1000 Pasadena, California 91101	5,617	(1)	9.7%

	Everest Investors 4, LLC 155 North Lake Avenue #1000 Pasadena, California 91101	5,617	(1)	9.7%

	Everest Investors 8, LLC 155 North Lake Avenue #1000 Pasadena, California 91101	5,617	(1)	9.7%

	KM Investments, LLC 155 North Lake Avenue #1000 Pasadena, California 91101	5,617	(1)	9.7%

	W. Robert Kohorst 155 North Lake Avenue #1000 Pasadena, California 91101	5,617	(1)	9.7%

	Stephen Feinberg 450 Park Avenue, 28th Floor New York, New York 10022	5,617	(1)	9.7%

(1)	The amount of Partnership Units beneficially owned by each referenced person (collectively, the “Referenced Persons”) is based on information provided by the transfer agent to the Partnership and set forth in the Schedule 13G filed on January 21, 2003 by such Referenced Persons. According to the transfer agent, the Partnership Units are held of record by Everest Investors 12, L.L.C. (3,761 Partnership Units), Everest Investors 8, L.L.C. (1,756 Partnership Units) and KM Investments, L.L.C. (100 Units) (collectively, the “Everest Holders”). The members of each Everest Holder include Blackacre Everest, L.L.C. (“Blackacre Everest”), Everest Partners, L.L.C. (“Everest Partners”) and Everest Properties II, L.L.C. (“Everest Properties II”). Pursant to the Operating Agreement of each Everest Holder, the consents of Blackacre Everest, Everest Partners and Everest Properties II are required to vote or dispose of the Partnership Units held by such Everest Holder. Mr. Feinberg, in his capacity as the co-president of Blackacre Capital Management Corp., which is the general partner of Blackacre Capital Group, L.P., which is the managing member of Blackacre Everest, possesses sole power to determine whether consent by Blackacre Everest will be given or withheld. Messrs. Kohorst and Feinberg possess shared power to determine whether such consent by Everest Partners will be given or withheld. Mr. Kohorst possesses sole power to determine whether such consent by Everest Properties II will be given or withheld.

(b)	As stated in Item 10, the Partnership has no directors or executive officers. As of March 1, 2004, the executive officers and directors of the General Partner, as a group, did not own any Units.

(c)	None.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Affiliates of the General Partner provide property supervisory services to the Partnership. During the years ended December 31, 2003 and 2002, these Affiliates were entitled to supervisory fees of $10,700 and $8,700, respectively. In addition, during the year ended December 31, 2003, other Affiliates of the General Partner were entitled to fees and compensation of $366,900 for insurance, accounting and other services. During the year ended December 31, 2002, other Affiliates of the General Partner were entitled to fees and compensation and $191,100 for insurance, personnel and other services. As of December 31, 2003 and 2002, $3,100 and $158,600 of these fees and reimbursements were due to affiliates. Services provided by affiliates are on terms, which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons.

Pursuant to a modification of the Partnership’s Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership’s obligation for all deferred interest on this loan and charge no interest in the future.

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the years ended December 31, 2003, 2002 and 2001, the General Partner was allocated Net Profits (Losses) of $4,100, $(28,600) and $9,600, respectively.

(b)	None.

(c)	No management person is indebted to the Partnership.

(d)	None

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young L.L.P. for professional services rendered for each of the years ended December 31, 2003 and 2002 in connection with the audits of the Partnership’s financial statements and review of financial statements included in the Partnership’s Form 10-Qs or for services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for each of the referenced years were $24,400 and $20,425 respectively.

Tax Fees

The aggregate fees billed by Ernst & Young L.L.P. for professional services rendered for each of the years ended December 31, 2003 and 2002 for tax compliance related to preparation of the Partnership’s 2003 and 2002 federal and state income tax returns were $5,100 and $5,875 respectively.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

	BY:	FIRST CAPITAL FINANCIAL, L.L.C.
GENERAL PARTNER

Dated: March 25, 2004	By:	/S/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DONALD J. LIEBENTRITT Donald J. Liebentritt	March 25, 2004	President, Chief Executive Officer and Director of the General Partner

/S/ PHILIP TINKLER Philip Tinkler	March 25, 2004	Vice President—Finance and Treasurer

INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-34 of the Partnership’s definitive Prospectus dated September 12, 1985; Registration Statement No. 2-98749, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13) Annual Report to Security Holders

The 2003 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (31)

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

EXHIBIT (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

REPORT OF INDEPENDENT AUDITORS

Partners

First Capital Income Properties, Ltd.—Series XI

Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.—Series XI as of December 31, 2003 and 2002, and the related statements of income and expenses, partners’ capital and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.—Series XI at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

March 15, 2004

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

BALANCE SHEETS

December 31, 2003 and 2002

(All dollars rounded to nearest 00s)

	December 31, 2003	December 31, 2002

ASSETS
Real estate held for disposition	$7,000,000	$7,500,000
Cash and cash equivalents	5,725,200	5,864,600
Rents receivable	549,600	665,200
Other assets (net of accumulated amortization on leasing commissions of $13,400 and $0, respectively)	90,300	100,300

	$13,365,100	$14,130,100

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Front-End Fees loan payable to Affiliate	$8,295,200	$8,295,200
Accrued real estate taxes	845,800	617,800
Accounts payable and accrued expenses	489,500	632,300
Due to Affiliates, net	3,100	158,600
Security deposits	55,000	56,100
Distribution payable	230,500	230,500
Other liabilities	—	185,300

	9,919,100	10,175,800

Partners’ Capital:
General Partner	1,389,700	1,385,600
Limited Partners (57,621 Units issued and outstanding)	2,056,300	2,568,700

	3,446,000	3,954,300

	$13,365,100	$14,130,100

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

STATEMENTS OF PARTNERS’ CAPITAL

For the years ended December 31, 2003, 2002 and 2001

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2001	$1,404,600	$6,296,200	$7,700,800
Net income for the year ended December 31, 2001	9,600	952,300	961,900
Distributions for the year ended December 31, 2001	—	(921,900)	(921,900)

Partners’ capital, December 31, 2001	1,414,200	6,326,600	7,740,800
Net (loss) for the year ended December 31, 2002	(28,600)	(2,836,000)	(2,864,600)
Distributions for the year ended December 31, 2002	—	(921,900)	(921,900)

Partners’ capital, December 31, 2002	1,385,600	2,568,700	3,954,300
Net income for the year ended December 31, 2003	4,100	409,500	413,600
Distributions for the year ended December 31, 2003	—	(921,900)	(921,900)

Partners’ capital, December 31, 2003	$1,389,700	$2,056,300	$3,446,000

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

STATEMENTS OF INCOME AND EXPENSES

For the years ended December 31, 2003, 2002 and 2001

(All dollars rounded to nearest 00s except per Unit amounts)

	2003	2002	2001

Income:
Rental	$—	$—	$3,500
Interest	54,000	92,600	247,400

	54,000	92,600	250,900

Expenses:
General and administrative:
Affiliates	29,000	11,100	18,100
Nonaffiliates	100,100	128,800	131,000

	129,100	139,900	149,100

(Loss) income from continuing operations	(75,100)	(47,300)	101,800

Income (loss) from discontinued operations (including impairment loss of $747,400 in 2003 and $3,441,000 in 2002)	488,700	(2,817,300)	860,100

Net income (loss)	$413,600	$(2,864,600)	$961,900

Net income (loss) allocated to General Partner	$4,100	$(28,600)	$9,600

Net income (loss) allocated to Limited Partners	$409,500	$(2,836,000)	$952,300

Net income (loss) allocated to Limited Partners per Unit (57,621 Units outstanding)	$7.11	$(49.22)	$16.53

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

(All dollars rounded to nearest 00s)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$413,600	$(2,864,600)	$961,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,400	592,200	543,100
Provision for value impairment	747,400	3,441,000	—
Changes in assets and liabilities:
Decrease (increase) in rents receivable	115,600	(357,700)	289,000
(Increase) in other assets	33,200	(39,800)	—
Increase (decrease) in accrued real estate taxes	228,000	303,300	(10,000)
(Decrease) increase in accounts payable and accrued expenses	(142,800)	179,600	(7,000)
(Decrease) increase in due to Affiliates	(155,500)	94,800	2,000
(Decrease) in prepaid rent	—	—	(61,700)
Increase in state income taxes payable	—	—	7,000
(Decrease) increase in security deposits	(1,100)	100	(28,200)
(Decrease) in distribution payable	—	(100)	—
(Decrease) increase in other liabilities	(185,300)	(11,900)	3,000

Cash provided by operating activities	1,066,500	1,336,900	1,699,100

Cash flows from investing activities:
Payments for building and tenant improvements	(247,400)	(407,700)	(819,900)
Leasing commissions paid	(36,600)	—	—

Cash (used in) investing activities	(284,000)	(407,700)	(819,900)

Cash flows from financing activities:
Principal payments on mortgage loans payable	—	—	(568,400)
Distributions to Limited Partners	(921,900)	(921,900)	(921,900)

Cash (used in) financing activities	(921,900)	(921,900)	(1,490,300)

Net (decrease) increase in cash and cash equivalents	(139,400)	7,300	(611,100)
Cash and cash equivalents at the beginning of the year	5,864,600	5,857,300	6,468,400

Cash and cash equivalents at the end of the year	$5,725,200	$5,864,600	$5,857,300

Supplemental information: Interest paid during the year	$—	$—	$23,500

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

NOTES TO FINANCIAL STATEMENTS

1. Organization and summary of significant accounting policies:

Definition of special terms:

Capitalized terms used in this report have the same meaning as those terms have in the Partnership’s Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement.

Organization:

The Partnership was formed on May 24, 1985, by the filing of a Certificate and Agreement of Limited Partnership with the Recorder of Deeds of Cook County, Illinois, and commenced the Offering of Units on September 12, 1985. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 50,000 Units (with the General Partner’s option to increase to 100,000 Units) and not less than 1,400 Units pursuant to the Prospectus. On December 3, 1985, the required minimum subscription level was reached and the Partnership’s operations commenced. The General Partner exercised its option to increase the Offering to 100,000 Units and the Partnership Agreement was subsequently amended to extend the Offering until March 31, 1987, through which date 57,621 Units were sold. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

Since 1999, the Partnership has only owned one property, Marquette Mall and Office Building, which has 463,472 net leasable square feet and is located in Michigan City, Indiana.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2015. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

Accounting policies:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income which is contingent upon tenants’ achieving specified targets only to the extent that such targets are attained.

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

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

NOTES TO FINANCIAL STATEMENTS (Continued)

Accounting policies: (continued)

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

Commercial rental property held for investment is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of each respective lease. Repair and maintenance expenditures are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of such improvements.

The Partnership evaluates its commercial rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying basis. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to its estimated fair value.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Standard was adopted in 2002, and management has committed to disposing of its remaining real estate asset. During the 4th quarter for the year ended December 31, 2003, the Partnership received an offer to sell Marquette for approximately $7M. The Partnership is pursuing the offer and accordingly has written down the investment in Marquette to the approximate sales value resulting in a provision for value impairment of $747,400. During the year ended December 31, 2002 the investment in Marquette was written down to $7.5 million resulting in a provision for value impairment of $3,441,000. Marquette’s operations have been disclosed as discontinued operations for each year presented as follows:

	2003	2002	2001

Income	$3,094,500	$3,789,800	$3,943,400
Expenses	1,858,400	3,166,100	3,083,300
Provision for value impairment	747,400	3,441,000	—

Discontinued operations	$488,700	$(2,817,300)	$860,100

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain on sale is recognized in accordance with accounting principles generally accepted in the United States.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

NOTES TO FINANCIAL STATEMENTS (Continued)

Accounting policies: (continued)

The Partnership’s financial statements include financial instruments, including receivables and trade liabilities. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 2003 and 2002.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the years ended December 31, 2003, 2002 and 2001, the General Partner was allocated Net Profits (Losses) of $4,100, $(28,600) and $9,600, respectively.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Related party transactions: (continued)

Fees and reimbursements paid and payable by the Partnership to Affiliates were as follows:

	For the Years Ended December 31,

	2003		2002		2001

	Paid	Payable	Paid	Payable	Paid	Payable

Property management and leasing fees	$7,600	$3,100	$7,300	$1,400	$9,500	None
Reimbursement of property insurance premiums	336,000	None	19,500	157,200	91,100	None
Legal	None	None	None	None	None	None
Reimbursement of expenses, at cost:
—Accounting	29,000	None	7,000	None	2,000	2,000
—Real estate tax services	1,800	None	None	None	None	None
—Investor communication	None	None	7,400	None	14,100	1,300

	$374,400	$3,100	$41,200	$158,600	$116,700	$3,300

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

Pursuant to a modification of this loan agreement, beginning January 1, 1996, the Partnership elected to defer payment of interest on the Front-End Fees Loan. During the year ended December 31, 1999, the Affiliate of the General Partner elected to waive the Partnership’s obligation for all outstanding deferred interest on this loan and charge no interest in the future. During the year ended December 31, 1999, the Partnership reflected the waiver of deferred interest in the financial statements through an adjustment of $2,257,700 to Partners’ Capital.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Future minimum rents:

Future minimum rental income due on noncancelable leases as of December 31, 2003 was as follows:

2004	$1,685,200
2005	1,217,900
2006	910,800
2007	750,600
2008	558,900
Thereafter	534,300

$5,657,700

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rents. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from (i) operating expense and real estate tax reimbursements and (ii) percentage rents. Percentage rents earned for the years ended December 31, 2003, 2002 and 2001 were $180,700, $264,700 and $464,500, respectively.

5. Income tax:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from income tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income and the Partnership’s provisions for value impairment. For the years ended December 31, 2003, 2002 and 2001, net income for income tax reporting purposes was $32,700, $192,100, and $482,200, respectively. The aggregate cost of commercial rental properties for Federal income tax purposes at December 31, 2003 was $27,976,600.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

		Initial cost to Partnership		Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period						Life on which deprecia- tion in lat- est income statements is com- puted

Description	Encum- brances	Land	Buildings and Improve- ments	Improve- ments	Carrying Costs (1)	Land (5)	Buildings and Improve- ments	Total (2) (3)	Accumu- lated Deprecia- tion (2)	Date of construc- tion	Date Acquired

Shopping Center:
Marquette Mall and Office Building (Michigan City, IN) (100% Interest)	$0	$2,000,000	$20,306,700	$5,378,200	$164,800	$1,879,500	$14,808,700	$16,688,200 (4)	$9,688,200	1967	Dec. 1986	35 (6) 2-10 (7)

See accompanying notes on the following page

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

NOTES TO SCHEDULE III

Note 1. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 2. The following is a reconciliation of activity in columns E and F:

	Years ended

	December 31, 2003		December 31, 2002		December 31, 2001

	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation

Balance at the beginning of the year	$17,188,200	$9,688,200	$20,221,500	$9,096,000	$19,401,600	$8,552,900
Additions during the year:
Improvements	247,400		407,700		819,900
Provisions for depreciation		—		592,200		543,100
Deductions during the year:
Provision for value impairment	(747,400)		(3,441,000)

Balance at the end of the year	$16,688,200	$9,688,200	$17,188,200	$9,688,200	$20,221,500	$9,096,000

Note 3. The aggregate cost for federal income tax purposes as of December 31, 2003 was $27,976,600.

Note 4. Includes cumulative provisions for value impairment of $11,288,400 for Marquette.

Note 5. Land has been reduced by $120,500 in connection with the sales of two outparcels at Marquette.

Note 6. Estimated useful life in years for building.

Note 7. Estimated useful life in years for improvements.