Form 10-Q
period 2004-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2004-05-14
CIK 771983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS FIRST CAPITAL INCOME PROPERTIES, LTD--SERIES XI

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	March 31, 2004 (Unaudited)	December 31, 2003

ASSETS
Real estate held for disposition	$6,100,000	$7,000,000
Cash and cash equivalents	5,444,600	5,725,200
Rents receivable	479,600	549,600
Other assets (net of accumulated amortization on leasing commissions of $17,000 and $13,400, respectively)	95,300	90,300

	$12,119,500	$13,365,100

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Front-End Fees loan payable to Affiliate	$8,295,200	$8,295,200
Accrued real estate taxes	545,000	845,800
Accounts payable and accrued expenses	446,300	489,500
Due to Affiliates	52,900	3,100
Security deposits	55,600	55,000
Distribution payable	230,500	230,500

	9,625,500	9,919,100

Partners’ Capital:
General Partner	1,382,500	1,389,700
Limited Partners (57,621 Units issued and outstanding)	1,111,500	2,056,300

	2,494,000	3,446,000

	$12,119,500	$13,365,100

STATEMENT OF PARTNERS’ CAPITAL

For the quarter ended March 31, 2004 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2004	$1,389,700	$2,056,300	$3,446,000
Net (loss) for the quarter ended March 31, 2004	(7,200)	(714,300)	(721,500)
Distributions for the quarter ended March 31, 2004	—	(230,500)	(230,500)

Partners’ capital, March 31, 2004	$1,382,500	$1,111,500	$2,494,000

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended March 31, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$11,500	$17,600

Expenses:
General and administrative:
Affiliates	7,300	7,300
Nonaffiliates	27,000	32,300

	34,300	39,600

(Loss) from continuing operations	(22,800)	(22,000)

(Loss) income from discontinued operations (including impairment charge of $900,000 in 2004)	(698,700)	296,800

Net (loss) income	$(721,500)	$274,800

Net (loss) income allocated to General Partner	$(7,200)	$2,700

Net (loss) income allocated to Limited Partners	$(714,300)	$272,100

Net (loss) income allocated to Limited Partners per Unit (57,621 Units outstanding)	$(12.40)	$4.72

STATEMENTS OF CASH FLOWS

For the quarters ended March 31, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s)

	2004	2003

Cash flows from operating activities:
Net (loss) income	$(721,500)	$274,800
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,600	2,000
Provision for value impairment	900,000	—
Changes in assets and liabilities:
Decrease in rents receivable	70,000	62,500
(Increase) decrease in other assets	(3,400)	28,900
(Decrease) increase in accrued real estate taxes	(300,800)	161,939
(Decrease) in accounts payable and accrued expenses	(43,200)	(131,039)
Increase (decrease) in due to Affiliates	49,800	(93,300)
Increase in security deposits	600	1,400

Net cash (used in) provided by operating activities	(44,900)	307,200

Cash flows from investing activities:
Payments for building and tenant improvements	—	(5,100)
Leasing commissions paid	(5,200)	(15,500)

Cash (used in) investing activities	(5,200)	(20,600)

Cash flows from financing activities:
Distributions to Limited Partners	(230,500)	(230,500)

Cash (used in) financing activities	(230,500)	(230,500)

Net (decrease) increase in cash and cash equivalents	(280,600)	56,100

Cash and cash equivalents at the beginning of the period	5,725,200	5,864,600

Cash and cash equivalents at the end of the period	$5,444,600	$5,920,700

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Standard was adopted in 2002, and management has committed to disposing of its remaining real estate asset. In April 2004, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000. In the first quarter of 2004, the Partnership has elected to write down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000. Marquette’s operations have been disclosed as discontinued operations for each quarter presented as follows:

	For the quarter ended March 31,
	2004	2003

Income	$830,000	$947,600
Expenses	628,700	650,800
Provision for value impairment	900,000	—

Discontinued operations	$(698,700)	$296,800

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

4. Subsequent Event:

In April 2004, the Partnership entered into an original and amended Purchase and Sale Agreement for the sale of Marquette. The purchase price agreed upon in the amended Agreement is $6,100,000.

sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the three months ended March 31, 2004 and 2003, the General Partner was allocated Net (Losses) Profits of $(7,200) and $2,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the three months ended March 31, 2004 were as follows:

	Paid	Payable

Discontinued operations:
Asset management fees	$2,600	$2,500
Reimbursement of property
insurance premiums	None	43,100
Real estate tax services	300	None
General and administrative:
Reimbursement of expenses, at cost:
—Accounting	None	7,300

	$2,900	$52,900

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003 for a discussion of the Partnership’s business.

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Partnership cautions investors that any forward-looking statements made by the Partnership are not guarantees or indicative of future performance. Important assumptions and other important factors could cause actual results to differ materially from those forward-looking statements with respect to the Partnership. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

The Partnership, in addition to being in the operation of properties phase, is in the disposition phase of its life cycle. During the disposition phase of the Partnership’s life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership’s operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard was adopted in 2002 and management has committed to disposing of its remaining real estate asset. In April 2004, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000. During the first quarter of 2004, the Partnership elected to write down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000. Please refer to the Form 8-K filed on April 20, 2004 for more information regarding this transaction. The impairment charge is reflected in Discontinued Operations on the Statements of Income and Expenses. Marquette’s operations have been disclosed as discontinued operations for each year presented as follows:

	For the quarter ended March 31,
	2004	2003

Income	$830,000	$947,600
Expenses	628,700	650,800
Impairment charge	900,000	—

Discontinued operations	$(698,700)	$296,800

Operations

The table below is a recap of certain operating results of Marquette for the three months ended March 31, 2004 and 2003, included in discontinued operations. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

	Comparative Operating Results (a) For the Quarters Ended March 31,
	2004	2003

Rental revenues	$830,000	$947,600

Property net income	$201,300	$296,800

Average occupancy	77%	79%

(a)	Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership’s Front-End Fees loan, general and administrative and state income tax expenses and provision for value impairment or are related to properties disposed of by the Partnership prior to the periods under comparison.

Net income for the Partnership decreased by $996,300 for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. As previously discussed, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000. Accordingly, the Partnership has written down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000 during the first quarter of 2004. Please refer to the Form 8-K filed on April 20, 2004 for more information regarding this transaction. This was the primary reason for the decrease in net income during the first three months of 2004 versus the same period in 2003.

Net income, exclusive of the impairment charge decreased by $96,300 for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. This was primarily due to a slight decline in the operating results of Marquette for the first three months of 2004 versus the same period in 2003.

The following comparative discussion includes only the operating results of Marquette.

Rental revenues decreased by $117,600 or 12.4% for the three months ended March 31, 2004 when compared to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

three months ended March 31, 2003. The decrease was primarily due to a reduction in the real estate tax recoveries billable to the tenants. In late 2003, the State of Indiana completed a statewide reassessment of real estate taxes effective for the 2002 tax year. As a result of the reassessment process, the actual real estate taxes assessed for Marquette significantly declined. The tenants of Marquette are responsible for paying their proportionate share of the assessed taxes and as a result of the decline in those taxes, the related recovery income also declined. In addition, percentage rent income declined from 2003 to 2004. Occupancy at Marquette has remained relatively stable, however, the leases and short term licenses that have been signed to extend or renew existing tenants have not been on as favorable terms as the previous leases.

Insurance expense increased by $11,700 or 35.6% for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The increase was due to an increase in property and liability insurance costs.

Real estate taxes decreased by $47,000 or 29% for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. As was previously discussed, the State of Indiana completed a statewide reassessment of real estate taxes effective for the 2002 tax year. As a result, real estate taxes for Marquette declined significantly.

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

	Comparative Cash Flow Results For the Three Months Ended March 31,
	2004	2003

Cash Flow (as defined in
the Partnership Agreement)	$182,100	$276,800
Items of reconciliation:
Decrease in current assets	66,600	91,400
(Decrease) in current liabilities	(293,600)	(61,000)

Net cash (used in) provided by operating activities (GAAP)	$(44,900)	$307,200

Net cash (used in) investing activities (GAAP)	$(5,200)	$(20,600)

Net cash (used in) financing activities (GAAP)	$(230,500)	$(230,500)

Cash Flow (as defined in the Partnership Agreement) decreased by $94,700 for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The decrease was primarily due to the decrease in percentage rent and real estate tax reimbursement income due from the tenants as well as the increase in insurance costs and was partially offset by a decrease in real estate tax expense.

The net decrease in the Partnership’s cash position of $280,600 for the three months ended March 31, 2004 was primarily due to the payment of the 2002 real estate taxes. As previously discussed, the State of Indiana completed a statewide reassessment of real estate taxes effective for the 2002 tax year and those taxes became due in January 2004. Liquid assets of the Partnership as of March 31, 2004 were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased by $352,100 for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The decrease was primarily due to the payment of the 2002 real estate taxes and the decrease in net income as previously discussed.

Net cash used in investing activities decreased by $15,400 for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The decrease was due to a reduction in expenditures for building and tenant improvements and leasing commissions.

The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the three months ended March 31, 2004, the Partnership spent $5,200 for leasing costs and has projected to spend approximately $179,700 during the remainder of 2004. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations and other market conditions throughout the year. The General Partner believes that these improvements and leasing costs

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

are necessary in order to increase and/or maintain occupancy levels in a very competitive market, maximize rental rates charged to new and renewing tenants and to prepare the remaining property for eventual disposition.

The Partnership has no financial instruments for which there are significant risks.

Pursuant to a modification of the Partnership’s Front-End Fees loan agreement, the Affiliate of the General Partner has elected to waive the Partnership’s obligation for all deferred interest on this loan and charge no interest in the future.

Distributions to Limited Partners for the three months ended March 31, 2004 were declared in the amount of $230,500 or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of Marquette as well as the General Partner’s determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Limited Partners.

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

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, these executive officers have concluded that as of the end of the period covered by this quarterly report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1: Certification of Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2: Certification of Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

The Partnership filed Current Reports on Form 8-K as follows:

Date	Description
April 20, 2004	Purchase and Sale Agreement dated April 8, 2004 for the sale of Marquette Mall and Office Building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: May 14, 2004	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer