Form 10-Q
period 2004-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2004-08-16
CIK 771983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	June 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Real estate held for disposition	$—	$7,000,000
Cash and cash equivalents	11,028,200	5,725,200
Rents receivable	185,200	549,600
Other assets (net of accumulated amortization on leasing commissions of $13,400 in 2003)	30,200	90,300

	$11,243,600	$13,365,100

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Front-End Fees loan payable to Affiliate	$—	$8,295,200
Accrued real estate taxes	—	845,800
Accounts payable and accrued expenses	512,400	489,500
Due to Affiliates	5,200	3,100
Security deposits	—	55,000
Distribution payable	230,500	230,500

	748,100	9,919,100

Partners’ Capital:
General Partner	—	1,389,700
Limited Partners (57,621 Units issued and outstanding)	10,495,500	2,056,300

	10,495,500	3,446,000

	$11,243,600	$13,365,100

STATEMENT OF PARTNERS’ CAPITAL

For the six months ended June 30, 2004 (Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2004	$1,389,700	$2,056,300	$3,446,000
Net (loss) for the six months ended June 30, 2004	(7,200)	(777,500)	(784,700)
Capital adjustment, extinguishment of debt to affiliate of General Partner	—	8,295,200	8,295,200
Reallocation of Partners’ Capital	(1,382,500)	1,382,500	—
Distributions for the six months ended June 30, 2004	—	(461,000)	(461,000)

Partners’ capital, June 30, 2004	$—	$10,495,500	$10,495,500

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$11,600	$16,600

Expenses:
General and administrative:
Affiliates	7,200	7,200
Nonaffiliates	36,800	27,300

	44,000	34,500

Loss from continuing operations	(32,400)	(17,900)

Discontinued operations:
Income from discontinued operations	64,800	110,600
Loss on sale of property	(95,600)	—

(Loss) income from discontinued operations	(30,800)	110,600

Net (loss) income	$(63,200)	$92,700

Net (loss) income allocated to General Partner	$—	$1,000

Net (loss) income allocated to Limited Partners	$(63,200)	$91,700

Loss from continuing operations allocated to Limited Partners per Unit (57,621 Units outstanding)	$(0.56)	$(0.31)

Net (loss) income allocated to Limited Partners per Unit (57,621 Units outstanding)	$(1.10)	$1.59

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES

For the six months ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$23,100	$34,200

Expenses:
General and administrative:
Affiliates	14,500	14,500
Nonaffiliates	63,800	59,600

	78,300	74,100

Loss from continuing operations	(55,200)	(39,900)

Discontinued operations:
(Loss) income from discontinued operations (including impairment charge of $900,000 in 2004)	(633,900)	407,400
Loss on sale of property	(95,600)	—

(Loss) income from discontinued operations	(729,500)	407,400

Net (loss) income	$(784,700)	$367,500

Net (loss) income allocated to General Partner	$(7,200)	$3,700

Net (loss) income allocated to Limited Partners	$(777,500)	$363,800

Loss from continuing operations allocated to Limited Partners per Unit (57,621 Units outstanding)	$(0.95)	$(0.69)

Net (loss) income allocated to Limited Partners per Unit (57,621 Units outstanding)	$(13.49)	$6.31

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s)

	2004	2003

Cash flows from operating activities:
Net (loss) income	$(784,700)	$367,500
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,500	4,100
Provision for value impairment	900,000	—
Loss on sale of property	95,600	—
Changes in assets and liabilities:
Decrease in rents receivable	171,800	86,000
Decrease in other assets	36,900	51,700
(Decrease) increase in accrued real estate taxes	(396,300)	322,200
Increase (decrease) in accounts payable and accrued expenses	22,900	(120,900)
Increase (decrease) in due to Affiliates	2,100	—
(Decrease) increase in security deposits	(55,000)	2,500

Net cash provided by operating activities	10,800	713,100

Cash flows from investing activities:
Payments for building and tenant improvements	(95,100)	(194,100)
Proceeds from sale of property	5,877,700	—
Leasing commissions paid	(29,400)	(22,700)

Cash provided by (used in) investing activities	5,753,200	(216,800)

Cash flows from financing activities:
Distributions to Limited Partners	(461,000)	(461,000)

Cash (used in) financing activities	(461,000)	(461,000)

Net increase (decrease) in cash and cash equivalents	5,303,000	35,300
Cash and cash equivalents at the beginning of the period	5,725,200	5,864,600

Cash and cash equivalents at the end of the period	$11,028,200	$5,899,900

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

Since 1999, the Partnership has owned only one property, Marquette Mall and Office Building (“Marquette”), which has 382,052 net leasable square feet, is located in Michigan City, Indiana and was sold on June 11, 2004.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Standard was adopted in 2002, and management has committed to disposing of its remaining real estate asset. In April 2004, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000 and the property was sold on June 11, 2004. In the first quarter of 2004, the Partnership elected to write down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000. Marquette’s operations have been disclosed as discontinued operations for each quarter presented as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Income	$693,100	$702,000	$1,523,100	$1,649,600
Expenses	628,300	591,400	1,257,000	1,242,200
Impairment Charge	—	—	900,000	—

Discontinued Operations	$64,800	$110,600	$(633,900)	$407,400

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain on sale is recognized in accordance with accounting principles generally accepted in the United States.

The Partnership has disposed of its real estate properties and upon resolution of post-closing sale matters, the Partnership will make a liquidating distribution and dissolve.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital

Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and six months ended June 30, 2004, the General Partner was allocated Net Profits (Losses) of $0 and $(7,200), respectively. For the quarter and six months ended June 30, 2003, the General Partner was allocated Net (Losses) Profits of $1,000 and $3,700, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2004 were as follows:

	Paid
	Quarter		Six Months	Payable

Discontinued operations:
Asset management fees	$	None	$2,600	$5,200
Reimbursement of property insurance premiums		43,100	43,100	None
Real estate tax services		1,600	1,900	None
General and administrative:
Reimbursement of expenses, at cost:
—Accounting		14,500	14,500	None

		$59,200	$62,100	$5,200

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

Based upon the current estimated value of its assets, net of its outstanding liabilities, the General Partner believes that the Partnership’s cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners’ Original Capital Contribution. Accordingly, during the quarter ended June 30, 2004, the Front End Fees loan was considered extinguished in accordance with the terms of the note and reflected as an increase to Partners’ Capital.

4. Reallocation of Partners’ Capital:

As stated in Footnote 3, the General Partner believes that the Partnership’s cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners’ Original Capital Contribution therefore, under the terms of the Partnership Agreement, the General Partner will not be entitled to any distributions. During the quarter ended June 30, 2004, the General Partner has concluded that all remaining cash will be distributed to the Limited Partners and as a result, there has been a reallocation of equity from the General Partner to the Limited Partners.

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been accounted for in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $10,495,000 reflected on the Balance Sheet as Limited Partners’ Capital.

5. Property Sale:

On June 11, 2004, the Partnership completed the sale of Marquette Mall and Office Building for a sale price of $6,100,000. Net proceeds from this transaction amounted to $5,877,700 which was net of actual and estimated closing and post-closing sale expenses. The Partnership reported a (loss) on sale for financial reporting purposes of $(95,600) for the quarter and six-months ended June 30, 2004.

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

On June 11, 2004 the Partnership completed the sale of Marquette. Please refer to the Form 8-K filed on June 25, 2004 for more information regarding the sale. The sale of Marquette constituted the sale of the remaining property held by the Partnership. The remaining assets of the partnership primarily consist of cash and cash equivalents held for distribution to Partners and amounts held to resolve post-closing sale matters which are reflected as receivables and payables on the Partnership’s balance sheet. Operating results for the quarter ended June 30, 2004 reflect Marquette’s operations through its sale on June 11, 2004. Other than post-closing sale matters, Marquette operations will have no material impact on future operating results of the Partnership.

Based upon the current estimated value of its assets, net of its outstanding liabilities, the General Partner believes that the Partnership’s cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners’ Original Capital Contribution therefore, under the terms of the Partnership Agreement, the General Partner will not be entitled to any distributions. During the quarter ended June 30, 2004, the General Partner has concluded that all remaining cash will be distributed to the Limited Partners and as a result, there has been a reallocation of equity from the General Partner to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been accounted for in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $10,495,000 reflected on the Balance Sheet as Limited Partners’ Capital.

The Partnership, following the sale of its operating assets, is in the disposition phase of its life cycle. During the disposition phase of the Partnership’s life cycle, comparisons of operating results are complicated due to the timing and effect of property sales and dispositions. Components of the Partnership’s operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income and incurs expenses from such real property interests. Accordingly, operating results are not comparable as a result of the sale and the disposition of the operating assets of the Partnership and may not provide any indication of the future operating results of the Partnership. The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard was adopted in 2002. In April 2004, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000 and the property was sold on June 11, 2004. During the first quarter of 2004, the Partnership wrote down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000. The impairment charge is reflected in Discontinued Operations on the Statements of Income and Expenses. Marquette’s operations have been disclosed as discontinued operations for each period presented as follows

	For the quarter ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Income	$693,100	$702,000	$1,523,100	$1,649,600
Expenses	628,300	591,400	1,257,000	1,242,200
Impairment Charge	—	—	900,000	—

Discontinued Operations	$64,800	$110,600	$(633,900)	$407,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

The table below is a recap of certain operating results of Marquette for the quarters and six months ended June 30, 2004 and 2003, included in discontinued operations. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

	Comparative Operating Results (a)
	For the Quarters Ended		For the Six Months Ended
	06/30/2004	06/30/2003	06/30/2004	06/30/2003

Marquette Mall and Office Building
Rental revenues	$693,100	$702,000	$1,523,100	$1,649,600

Property net income (b)	$64,800	$110,600	$266,100	$407,400

Average occupancy	75%	78%	76%	78%

a)	Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income, interest expense on the Partnership’s Front-End Fees loan, general and administrative and state income tax expenses and provision for value impairment or are related to properties disposed of by the Partnership prior to the periods under comparison.

b)	The property was sold on June 11, 2004. Property net income excludes the (loss) of $(95,600) recorded on the sale and the impairment loss of $900,000 reported in the first quarter of 2004.

Net income for the Partnership decreased by $155,900 and $1,152,200 for the quarter and six months ended June 30, 2004 when compared to the quarter and six months ended June 30, 2003. As previously discussed, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000. Accordingly, the Partnership wrote down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000 during the first quarter of 2004. This write-down was the primary reason for the decrease in net income during the first six months of 2004 versus the same period in 2003. On June 11, 2004, the Partnership sold Marquette and recognized a (loss) for book purposes of $(95,600) during the quarter ended June 30, 2004. This was the primary reason for the decrease in net income during the quarter ended June 30, 2004 versus the quarter ended June 30, 2003.

Net income, exclusive of the impairment charge and the (loss) on the sale of Marquette decreased by $60,300 and $156,600 for the quarter and six months ended June 30, 2004 when compared to the quarter and six months ended June 30, 2003. Operations at Marquette were impacted by its sale on June 11, 2004. Revenues for both the quarter and six months ended June 30, 2004 were lower than the same periods in 2003 due to the sale. Expenses for both the quarter and six months ended June 30, 2004 were slightly higher than the same periods in 2003 due to the payment of fees related to the termination of certain service contracts at the time Marquette was sold.

Liquidity and Capital Resources

One of the primary objectives of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to the Partnership’s net income or cash flows (primarily from operating activities) as determined by accounting principles generally accepted in the United States (“GAAP”), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership’s operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. Management believes the primary users of the financial statements are limited partners who are most concerned with this performance measure. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

	Comparative Cash Flow Results For the Six Months Ended June 30,
	2004	2003

Cash Flow (as defined in the Partnership Agreement)	$228,400	$371,600
Items of reconciliation:
Decrease in current assets	208,700	137,700
(Decrease) increase in current liabilities	(426,300)	126,800

Net cash provided by operating activities (GAAP)	$10,800	$636,100

Net cash provided by (used in) investing activities (GAAP)	$5,753,200	$(216,800)

Net cash (used in) financing activities (GAAP)	$(461,000)	$(461,000)

Cash Flow (as defined in the Partnership Agreement) decreased by $143,200 for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The decrease was primarily due to reduced revenues due to the sale of Marquette on June 11, 2004 and the payment of fees related to the termination of certain service contracts at the time Marquette was sold.

The net increase in the Partnership’s cash position of $5,303,000 for the six months ended June 30, 2004 was primarily due to the receipt of proceeds from the sale of Marquette. Liquid assets of the Partnership as of June 30, 2004 were comprised of amounts held for distribution to Partners and amounts held to resolve potential post-closing sale matters.

Net cash provided by operating activities decreased by $625,300 for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The decrease was primarily due to the payment of the 2002 real estate taxes and the decrease in net income as previously discussed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by investing activities increased by $5,970,000 for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The increase was primarily due to the receipt of proceeds from the sale of Marquette.

The Partnership has no financial instruments for which there are significant risks.

At December 31, 2003, the Partnership owed an Affiliate of the General Partner for amounts borrowed for the payment of securities sales commissions, Offering and Organizational Expenses and other Front-End Fees, other than Acquisition Fees. Repayment of the Front-End Fees loan is subordinated to payment to the Limited Partners of 100% of their Original Capital Contribution from Sale or Refinancing Proceeds (as defined in the Partnership Agreement). Pursuant to a modification of the Partnership’s Front-End Fees loan agreement in 1996, the Affiliate of the General Partner elected to waive the Partnership’s obligation for all deferred interest on this loan and charge no interest in the future.

Based upon the current estimated value of its assets, net of its outstanding liabilities, the General Partner believes that the Partnership’s cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners’ Original Capital Contribution. Accordingly, during the quarter ended June 30, 2004, the Front End Fees loan was considered extinguished in accordance with the terms of the note and reflected as an increase to Partners’ Capital.

Under the terms of the Partnership Agreement, the General Partner will not be entitled to any distributions. Therefore, during the quarter ended June 30, 2004, the General Partner has concluded that all remaining cash will be distributed to the Limited Partners and as a result, there has been a reallocation of equity from the General Partner to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been accounted for in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $10,495,000 reflected on the Balance Sheet as Limited Partners’ Capital.

Distributions to Limited Partners for the three months ended June 30, 2004 were declared in the amount of $230,500 or $4.00 per Unit to Limited Partners of record as of June 30, 2004. Cash distributions are made 60 days after the last day of each fiscal quarter.

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

(b) Reports on Form 8-K:

The Partnership filed Current Reports on Form 8-K as follows:

Date	Description

April 20, 2004	Purchase and Sale Agreement dated April 8, 2004 for the sale of Marquette Mall and Office Building.

June 25, 2004	Sale of Marquette Mall and Office Building on June 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: August 16, 2004	By:	/s/ DONALD J. LIEBENTRITT DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: August 16, 2004	By:	/s/ PHILIP TINKLER PHILIP TINKLER Vice President—Finance and Treasurer