Form 10-Q
period 2004-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES XI
filed 2004-11-12
CIK 771983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD.— SERIES XI

BALANCE SHEETS

(All dollars rounded to nearest 00s)

	September 30, 2004 (Unaudited)	December 31, 2003

ASSETS
Real estate held for disposition	$—	$7,000,000
Cash and cash equivalents	10,570,500	5,725,200
Rents receivable	29,400	549,600
Other assets (net of accumulated amortization on leasing commissions of $13,400 in 2003)	30,200	90,300

	$10,630,100	$13,365,100

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Front-End Fees loan payable to Affiliate	$—	$8,295,200
Accrued real estate taxes	—	845,800
Accounts payable and accrued expenses	114,200	489,500
Due to Affiliates	—	3,100
Security deposits	—	55,000
Distribution payable	230,500	230,500

	344,700	9,919,100

Partners’ Capital:
General Partner	—	1,389,700
Limited Partners (57,621 Units issued and outstanding)	10,285,400	2,056,300

	10,285,400	3,446,000

	$10,630,100	$13,365,100

FIRST CAPITAL INCOME PROPERTIES, LTD.— SERIES XI

STATEMENT OF PARTNERS’ CAPITAL

For the nine months ended September 30, 2004

(Unaudited)

(All dollars rounded to nearest 00s)

	General Partner	Limited Partners	Total

Partners’ capital, January 1, 2004	$1,389,700	$2,056,300	$3,446,000
Net (loss) for the nine months ended September 30, 2004	(7,200)	(757,100)	(764,300)
Capital adjustment, extinguishment of debt to affiliate of General Partner	—	8,295,200	8,295,200
Reallocation of Partners’ Capital	(1,382,500)	1,382,500	—
Distributions for the nine months ended September 30, 2004	—	(691,500)	(691,500)

Partners’ capital, September 30, 2004	$—	$10,285,400	$10,285,400

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INCOME PROPERTIES, LTD.— SERIES XI

STATEMENTS OF INCOME AND EXPENSES

For the quarters ended September 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$32,300	$11,800

Expenses:
General and administrative:
Affiliates	7,300	7,300
Nonaffiliates	24,400	24,800

	31,700	32,100

Income (loss) from continuing operations	600	(20,300)

Income from discontinued operations	19,800	243,700

Net income	$20,400	$223,400

Net income allocated to General Partner	$—	$2,200

Net income allocated to Limited Partners	$20,400	$221,200

Income (loss) from continuing operations allocated to Limited Partners per Unit (57,621 Units outstanding)	$0.01	$(0.35)

Net income allocated to Limited Partners per Unit (57,621 Units outstanding)	$0.35	$3.84

FIRST CAPITAL INCOME PROPERTIES, LTD.— SERIES XI

STATEMENTS OF INCOME AND EXPENSES

For the nine months ended September 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s

except per Unit amounts)

	2004	2003

Income:
Interest	$55,400	$46,000

Expenses:
General and administrative:
Affiliates	21,800	21,800
Nonaffiliates	88,200	84,400

	110,000	106,200

Loss from continuing operations	(54,600)	(60,200)

Discontinued operations:
(Loss) income from discontinued operations (including impairment charge of $900,000 in 2004)	(614,100)	651,100
Loss on sale of property	(95,600)	—

(Loss) income from discontinued operations	(709,700)	651,100

Net (loss) income	$(764,300)	$590,900

Net (loss) income allocated to General Partner	$(7,200)	$5,900

Net (loss) income allocated to Limited Partners	$(757,100)	$585,000

Loss from continuing operations allocated to Limited Partners per Unit (57,621 Units outstanding)	$(0.94)	$(1.03)

Net (loss) income allocated to Limited Partners per Unit (57,621 Units outstanding)	$(13.14)	$10.15

The accompanying notes are an integral part of the financial statements

FIRST CAPITAL INCOME PROPERTIES, LTD.— SERIES XI

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(Unaudited)

(All dollars rounded to nearest 00s)

	2004	2003

Cash flows from operating activities:
Net (loss) income	$(764,300)	$590,900
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,800	6,200
Provision for value impairment	900,000	—
Loss on sale of property	95,600	—
Changes in assets and liabilities:
Decrease (increase) in rents receivable	327,600	(25,500)
Decrease (increase) in other assets	35,000	(70,400)
(Decrease) increase in accrued real estate taxes	(396,300)	483,900
(Decrease) in accounts payable and accrued expenses	(375,300)	(186,600)
(Decrease) increase in due to Affiliates	(3,100)	84,300
(Decrease) in security deposits	(55,000)	(2,800)

Net cash (used in) provided by operating activities	(222,000)	880,000

Cash flows from investing activities:
Payments for building and tenant improvements	(95,100)	(239,600)
Proceeds from sale of property	5,877,700	—
Leasing commissions paid	(23,800)	(22,700)

Cash provided by (used in) investing activities	5,758,800	(262,300)

Cash flows from financing activities:
Distributions to Limited Partners	(691,500)	(691,500)

Cash (used in) financing activities	(691,500)	(691,500)

Net increase (decrease) in cash and cash equivalents	4,845,300	(73,800)
Cash and cash equivalents at the beginning of the period	5,725,200	5,864,600

Cash and cash equivalents at the end of the period	$10,570,500	$5,790,800

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

Accounting policies:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Reference is made to the Partnership’s Annual Report for the year ended December 31, 2003, for a description of other accounting policies and additional details of the Partnership’s financial condition, results of operations, changes in Partners’ capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

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

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Standard was adopted in 2002. In April 2004, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000 and the property was sold on June 11, 2004. In the first quarter of 2004, the Partnership elected to write down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000. Marquette’s operations through the date of sale have been disclosed as discontinued operations for each period presented. A final real estate tax bill for Marquette was received during the quarter ended September 30, 2004. An adjustment to the estimated real estate tax liability was required and is reflected in discontinued operations in the statement of income.

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

2. Related party transactions:

In accordance with the Partnership Agreement, Net Profits and Net Losses (exclusive of Net Profits and Net Losses from the sale, disposition or provision for value impairment of Partnership properties) shall be allocated 1% to the General Partner and 99% to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, prior to giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with negative balances in their Capital Accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to each Limited Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to such Limited Partner with respect to the sale or disposition of such property; third, to the General Partner in an amount, if any, necessary to make the positive balance in its Capital Account equal to the Sale or Refinancing Proceeds to be distributed to the General Partner with respect to the sale or disposition of such property; and fourth, the balance, if any, 25% to the General Partner and 75% to the Limited Partners. Net Losses from the sale, disposition or provision

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

NOTES TO FINANCIAL STATEMENTS—continued

for value impairment of Partnership properties are allocated: first, after giving effect to any distributions of Sale or Refinancing Proceeds from the transaction, to the General Partner and Limited Partners with positive balances in their Capital Accounts, pro rata in proportion to such respective positive balances, to the extent of the total amount of such positive balances; and second, the balance, if any, 1% to the General Partner and 99% to the Limited Partners. Notwithstanding anything to the contrary, there shall be allocated to the General Partner not less than 1% of all items of Partnership income, gain, loss, deduction and credit during the existence of the Partnership. For the quarter and nine months ended September 30, 2004, the General Partner was allocated Net Profits (Losses) of $0 and $(7,200), respectively. For the quarter and nine months ended September 30, 2003, the General Partner was allocated Net Profits (Losses) of $2,200 and $5,900, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2004 were as follows:

	Paid		Payable

	Quarter	Nine Months

Discontinued operations:
Asset management fees	$5,300	$7,900	$	None
Reimbursement of property insurance premiums	None	43,100		None
Real estate tax services	1,600	3,500		None
General and administrative:
Reimbursement of expenses, at cost: —Accounting	7,300	21,800		None

	$14,200	$76,300	$	None

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

4. Reallocation of Partners’ Capital:

As stated in Footnote 3, the General Partner believes that the Partnership’s cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners’ Original Capital Contribution therefore, under the terms of the Partnership Agreement, the General Partner will not be entitled to any distributions. During the quarter ended June 30, 2004, the General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partner to the Limited Partners.

Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $10,285,400 reflected on the Balance Sheet as Limited Partners’ Capital.

5. Property Sale:

On June 11, 2004, the Partnership completed the sale of Marquette Mall and Office Building for a sale price of $6,100,000. Net proceeds from this transaction amounted to $5,877,700 which was net of actual and estimated closing and post-closing sale expenses. The Partnership reported a (loss) on sale for financial reporting purposes of $(95,600) for the nine-months ended September 30, 2004.

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

On June 11, 2004 the Partnership completed the sale of Marquette. Please refer to the Form 8-K filed on June 25, 2004 for more information regarding the sale. The sale of Marquette constituted the sale of the remaining property held by the Partnership. The remaining assets of the partnership primarily consist of cash and cash equivalents held for distribution to Partners and amounts held to resolve post-closing sale matters which are reflected as receivables and payables on the Partnership’s balance sheet. Operating results for the nine months ended September 30, 2004 reflect Marquette’s operations through its sale on June 11, 2004. Other than post-closing sale matters, Marquette operations will have no material impact on future operating results of the Partnership.

Based upon the current estimated value of its assets, net of its outstanding liabilities, the General Partner believes that the Partnership’s cumulative distributions to its Limited Partners from inception through the termination of the Partnership will be less than such Limited Partners’ Original Capital Contribution therefore, under the terms of the Partnership Agreement, the General Partner will not be entitled to any distributions. During the quarter ended June 30, 2004, the General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partner to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $10,285,400 reflected on the Balance Sheet as Limited Partners’ Capital.

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

Operations

Net income for the Partnership decreased by $203,000 and $1,355,200 for the quarter and nine months ended September 30, 2004 when compared to the quarter and nine months ended September 30, 2003. As previously discussed, the Partnership entered into a Purchase and Sale Agreement for the sale of Marquette for approximately $6,100,000. Accordingly, the Partnership wrote down the investment in Marquette to the approximate sales value resulting in an impairment charge of $900,000 during the first quarter of 2004. On June 11, 2004, the Partnership sold Marquette and recognized a (loss) for book purposes of $(95,600) during the second quarter of 2004. The write-down and loss on the sale of Marquette were the primary reasons for the decrease in net income during the first nine months of 2004 versus the same period in 2003. The absence of operating results from Marquette due to its sale on June 11, 2004 was the primary reason for the decrease in net income during the quarter ended September 30, 2004 versus the same period in 2003.

Net income, exclusive of the impairment charge and the (loss) on the sale of Marquette decreased by $203,000 and $359,600 for the quarter and nine months ended September 30, 2004 when compared to the quarter and nine months ended September 30, 2003. Operations at Marquette were impacted by its sale on June 11, 2004. The absence of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS—continued

operating results from Marquette due to its sale on June 11, 2004 was the primary reason for the decrease in net income during the quarter and nine months ended September 30, 2004 versus the same periods in 2003.

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

	Comparative Cash Flow Results For the Nine Months Ended September 30,
	2004	2003

Cash Flow (as defined in the Partnership Agreement)	$245,100	$597,100
Items of reconciliation:
Decrease (increase) in current assets	362,600	(95,900)
(Decrease) increase in current liabilities	(829,700)	378,800

Net cash (used in) provided by operating activities (GAAP)	$(222,000)	$880,000

Net cash provided by (used in) investing activities (GAAP)	$5,758,800	$(262,300)

Net cash (used in) financing activities (GAAP)	$(691,500)	$(691,500)

Cash Flow (as defined in the Partnership Agreement) decreased by $352,000 for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The absence of operating results from Marquette due to its sale on June 11, 2004 was the primary reason for the decrease.

The net increase in the Partnership’s cash position of $4,845,300 for the nine months ended September 30, 2004 was primarily due to the receipt of proceeds from the sale of Marquette. Liquid assets of the Partnership as of September 30, 2004 were comprised of amounts held for distribution to Partners and amounts held to resolve potential post-closing sale matters.

Net cash provided by operating activities decreased by $1,102,000 for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The decrease was primarily due to the payment of the 2002 real estate taxes and the decrease in net income as previously discussed.

Net cash provided by investing activities increased by $6,021,100 for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The increase was primarily due to the receipt of proceeds from the sale of Marquette.

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

Under the terms of the Partnership Agreement, the General Partner will not be entitled to any distributions. Therefore, during the quarter ended June 30, 2004, the General Partner concluded that all remaining cash will be distributed to the Limited Partners and as a result, there was a reallocation of equity from the General Partner to the Limited Partners. Since the final distribution will be contingent upon estimated liquidation and dissolution costs that have not yet been recognized in the financial statements, the amount and timing of the final distribution to the Limited Partners has not yet been determined and may not equal the $10,285,400 reflected on the Balance Sheet as Limited Partners’ Capital.

Distributions to Limited Partners for the three months ended September 30, 2004 were declared in the amount of $230,500 or $4.00 per Unit to Limited Partners of record as of September 30, 2004. Cash distributions are made 60 days after the last day of each fiscal quarter.

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer of the General Partner, Donald J. Liebentritt, and the principal financial officer of the General Partner, Philip Tinkler, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d—15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the results of that evaluation, these executive officers have concluded that as of the end of the period covered by this quarterly report, the Partnership’s disclosure controls and procedures were effective in all material respects to ensure that the information required to be disclosed by the Partnership in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the three months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CAPITAL INCOME PROPERTIES, LTD.—SERIES XI

	By:	FIRST CAPITAL FINANCIAL, L.L.C. GENERAL PARTNER

Date: November 12, 2004	By:	/s/ DONALD J. LIEBENTRITT
DONALD J. LIEBENTRITT President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ PHILIP TINKLER
PHILIP TINKLER Vice President—Finance and Treasurer